Form 10-Q
period 2007-06-30
Sirtris Pharmaceuticals, Inc.
filed 2007-08-13
CIK 1388775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-51171

SIRTRIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1410189
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

790 Memorial Drive
Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 252-6920
 (Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐                    Accelerated Filer: ☐              Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of August 10, 2007: 28,697,525 shares

SIRTRIS PHARMACEUTICALS, INC.
QUARTERLY REPORT
ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Sirtris to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in ”Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

Item 1. Financial Statements - Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Consolidated Balance Sheets

(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$74,005	$7,513
Short-term investments	61,945	42,497
Prepaid expenses and other current assets	1,989	346
Restricted cash	26	26
Total current assets	137,965	50,382

Property and equipment, net	2,331	1,481
Other assets	197	223
Restricted cash	1,926	—
Total assets	$142,419	$52,086

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,355	$829
Accrued expenses	1,496	1,197
Current portion of notes payable	2,193	1,018
Total current liabilities	7,044	3,044

Warrants to purchase shares subject to redemption	—	438
Notes payable, net of current portion and discount	7,992	9,425

Redeemable convertible preferred stock, at liquidation value	—	66,813

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 206,575 shares authorized; 28,695 and 1,345 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	29	1
Additional paid-in capital	168,274	916
Accumulated other comprehensive income	39	22
Deficit accumulated during the development stage	(40,959)	(28,573)
Total stockholders’ equity (deficit)	127,383	(27,634)
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$142,419	$52,086

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from March 25, 2004 (date of inception) through
	2007	2006	2007	2006	June 30, 2007

Revenue	$—	$—	$—	$—	$68

Operating expenses:
Research and development (1)	6,175	3,204	11,295	6,359	33,789
General and administrative (1)	1,312	1,053	2,551	2,196	11,455
Total operating expenses	7,487	4,257	13,846	8,555	45,244

Loss from operations	(7,487)	(4,257)	(13,846)	(8,555)	(45,176)
Interest income	1,288	662	2,188	1,029	5,823
Interest expense	(404)	(224)	(728)	(224)	(1,606)
Net loss	$(6,603)	$(3,819)	$(12,386)	$(7,750)	$(40,959)

Net loss per share - basic and diluted	$(0.51)	$(4.66)	$(1.75)	$(9.76)
Weighted average number of common shares used in net loss per basic and diluted	12,928,107	822,809	7,113,201	797,789

(1) Amounts include stock-based compensation expense, as follows:
Research and development	$887	$121	$1,067	$241
General and administrative	126	37	220	59

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Consolidated Statements of Cash Flow
(in thousands)
(Unaudited)

	Six months ended June 30,		Period from March 25, 2004 (date of inception) through June 30, 2007
	2007	2006

Operating activities
Net loss	$(12,386)	$(7,750)	$(40,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	113	688
Stock-based compensation expense	1,287	300	2,180
Issuance of common stock in exchange for licenses and services	—	—	82
Non-cash rent expense	61	—	86
Non-cash interest expense	138	—	230
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,643)	(70)	(1,989)
Other assets	26	(249)	(231)
Accounts payable	2,526	71	3,355
Accrued expenses	299	321	1,496
Net cash used in operating activities	(9,429)	(7,264)	(35,062)

Investing activities
Purchases of property and equipment	(1,113)	(555)	(3,018)
Purchases of short-term investments	(68,648)	(10,165)	(178,075)
Sales and maturities of short-term investments	49,217	19,975	116,169
Increase in restricted cash	(1,926)	—	(1,952)
Net cash (used in) provided by investing activities	(22,470)	9,255	(66,876)

Financing activities
Proceeds from issuance of redeemable convertible preferred stock	35,890	21,968	102,565
Proceeds from issuance of common stock	62,567	18	62,647
Proceeds from note payable	—	10,000	10,797
Repayment of note payable	(66)	—	(66)
Net cash provided by financing activities	98,391	31,986	175,943

Net increase in cash and cash equivalents	66,492	33,977	74,005

Cash and cash equivalents at beginning of the period	7,513	7,836	—
Cash and cash equivalents at end of the period	$74,005	$41,813	$74,005

Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$36	$35	$174
Discount to note payable for warrant valuation	$191	$401	$604

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1(as amended), which was declared effective by the Securities and Exchange Commission (“SEC”) on May 22, 2007.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157; however, it does not believe that the adoption will have a material effect on its consolidated financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3.  EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized.  The capitalized amounts should be expensed as the related goods are delivered or the services are performed.  EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007.  The Company is currently analyzing the effect, if any, EITF 07-3 will have on its consolidated financial position and results of operations.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, it recorded no adjustment for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at June 30, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, it had no accrued interest or penalties related to uncertain tax positions.

The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $7,272 and $10,031, respectively, available to reduce future taxable income, which expire at various dates beginning in 2010 through 2027.  The Company also had federal and state research and development tax credit carryforwards of $352 and $266, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2020 through 2027.  Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

3. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net loss applicable to common stockholders	$(6,617)	$(3,838)	$(12,422)	$(7,785)
Other comprehensive loss:
Unrealized gain on investments	15	17	17	29
Comprehensive loss	$(6,602)	$(3,821)	$(12,405)	$(7,756)

4. Accounting for Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of approximately $200 and $347, respectively, in connection with its share-based payment awards to employees.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services (“EITF 96-18”) and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Stock Plans

The Company’s 2004 Stock Option Plan (“Plan”), as amended, provides for the issuance of a total of  4,047,157 shares of common stock in the form of incentive stock options, awards of stock, and direct stock purchase opportunities to directors,  officers, employees and consultants of the Company.   Generally, stock options granted to employees pursuant to the Plan fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years. The Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan.  The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 1,904,762 shares; (ii) 3.5% of the number of then-outstanding shares of stock; and (iii) a number as determined by the board of directors.

As of June 30, 2007, there were 470,543 shares available for future issuance under the plan.

A summary of the status of our stock option plan at June 30, 2007 and changes during the six months then ended is presented in the table and narrative below:

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,538,141	$0.84	9.02	$9,634
Options granted	507,079	$6.78
Options exercised	(175,073)	$0.39
Options forfeited or expired	(56,071)	$5.06

Options outstanding at June 30, 2007	2,814,076	$1.84	8.75	$22,730
Vested or expected to vest at June 30, 2007	2,595,746	$1.83	8.74	$21,004
Options exercisable at June 30, 2007	563,122	$0.49	8.16	$5,283

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on June 30, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. As of June 30, 2007, there was $3.1 million of total unrecognized stock-based compensation expense related to stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.76 years. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $6.05 and $4.06, respectively. The intrinsic value of stock options exercised for the three and six months ended June 30, 2007 was $47 and $555, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in May 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the three and six months ended June 30, 2007. The Company averaged the volatilities and expected terms of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007		2006

Expected term (life in years)	5.72	5.69	5.70		5.69
Interest rate	5.03%	4.75%	4.80.	%	4.75%
Volatility	60.8%	72.3%	70.1%		72.3%
Dividend yield	—	—	—		—

Restricted Stock

A summary of the status of nonvested restricted stock as of June 30, 2007 and changes during the three months ended June 30, 2007 are as follows:

Shares
Nonvested at December 31, 2006	164,166
Granted	—
Vested	(38,098)
Canceled	(11,784)
Nonvested at June 30, 2007	114,284

Stock Options Granted to Non-Employees

The Company granted stock options to purchase 7,619 shares of common stock to non-employees at exercises prices of $5.99 to $6.51 in the six months ended June 30, 2007.  No stock options were granted to non-employees in the three months ended June 30, 2007.  The stock options vest over periods of one to four years. The Company has recorded the estimated fair value of the nonemployee options on an accelerated basis under FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (an interpretation of APB Opinion No. 15 and 25 ). The assumptions used in the calculations were as follows: (i) risk-free interest rate of 5.1%, (ii) contractual life of ten years, (iii) volatility of 83.1% and

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

(iv) no expected dividends. The Company recognized stock-based compensation expense relating to the estimated fair value of non-employee options of $813 and $940 for the three and six months ended June 30, 2007, respectively. The unvested stock options are subject to remeasurement over the remaining service period.

5. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible preferred stock, redeemable convertible preferred stock, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(6,603)	$(3,819)	$(12,386)	$(7,750)
Accretion of redeemable convertible preferred stock issuance costs	(14)	(19)	(36)	(35)
Net loss applicable to common stockholders	$(6,617)	$(3,838)	$(12,422)	$(7,785)
Weighted-average number of common shares used in net loss per share-basic and diluted	12,928,107	822,809	7,113,201	797,789
Net loss per share applicable to common stockholders—basic and diluted	$(0.51)	$(4.66)	$(1.75)	$(9.76)

The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2007 and 2006, as they would be anti-dilutive.

	Three and Six Months Ended June 30,
	2007	2006

Redeemable convertible preferred stock	—	16,212,871
Options outstanding	2,814,077	1,881,781
Unvested restricted stock under the 2004 Stock Option Plan	114,284	204,880
Unvested restricted stock issued to founders	66,388	127,096
Warrants outstanding	99,465	96,939

6. Commitments

On June 22, 2007, the Company entered into a lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The target commencement date (Commencement Date) of the lease is December 1, 2007 and extends for a period of ten years at an initial annual rental rate of $58.50 per square foot and a minimum average annual rate of $68.63 per square foot over the lease term.  The lease contains annual rent escalation provisions and the Company will record rent expense on a straight-line basis over the effective lease term.  The Company has the option to extend the lease for two consecutive additional five-year periods.  The Company’s current lease of approximately 11,500 square feet located at 790 Memorial Drive in Cambridge, Massachusetts has been amended to terminate on the Commencement Date, subject to certain written notifications.

The Company’s payment obligations under the lease are secured by a $1.9 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in long-term restricted cash on the balance sheet at June 30, 2007.

7. Common Stock

Reverse Stock Split

On April 11, 2007, the Company’s Board of Directors and stockholders approved a 1-for-5.25 reverse stock split.  All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Initial Public Offering

In May 2007, the Company raised $69.0 million in gross proceeds from the sale of 6,900,000 shares of its common stock in an initial public offering (IPO) at $10.00 per share. The net offering proceeds after deducting approximately $6.5 million in offering related expenses

Sirtris Pharmaceuticals, Inc.
(A development-stage company)

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

and underwriters’ discounts were approximately $62.5 million.  All outstanding shares of the Company’s redeemable convertible preferred stock were converted into 20,287,131 shares of common stock upon the completion of the IPO.

In connection with the initial public offering, the Company revalued the warrants for shares subject to repurchase and recorded additional interest expense of $63.  Warrants for shares subject to repurchase was then reclassified to additional paid-in capital upon the warrants converting from warrants for the purchase of shares of redeemable convertible preferred stock to warrants for the purchase of common stock.  The remaining value of the warrants will be recorded in interest expense and rent expense, as appropriate, over the remaining term of the notes payable and the lease in connection with which they were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 22, 2007. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on discovering and developing proprietary, orally available, small molecule drugs with the potential to treat diseases associated with aging, including metabolic diseases such as Type 2 Diabetes. Our goal is to successfully develop therapeutics for diseases of aging by modulating sirtuins, a recently discovered class of enzymes, and their related pathways. To date, we have devoted substantially all of our resources to our drug discovery efforts and the development of our drug candidates, including conducting preclinical studies and clinical trials and seeking protection for our intellectual property. Since our inception in March 2004, we have had no revenue from product sales, and have funded our operations principally through private and public sales of equity securities and debt financings.

We have never been profitable and, as of June 30, 2007, we have an accumulated deficit of $41.0 million. We had net losses of $1.8 million for the period from March 25, 2004 (date of inception) through December 31, 2004, $9.7 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006 and $12.4 million for the six months ended June 30, 2007. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 22, 2007.  There were no changes to such critical accounting policies in the three months ended June 30, 2007.

Results of Operations

Comparison of the Three Months ended June 30, 2007 and June 30, 2006

Revenue.   We did not record any revenue for the three months ended June 30, 2007 (2007 Quarter) or the three months ended June 30, 2006 (2006 Quarter).

Research and development.    Research and development expense for the 2007 Quarter was $6.2 million compared to $3.2 million for the 2006 Quarter. The $3.0 million increase from the 2006 Quarter to the 2007 Quarter principally resulted from an increase of $766,000 in stock-based compensation expense, an increase of $661,000 in external chemistry and biology costs, an increase of $463,000 for personnel costs related principally to an increase in research and development headcount, an increase of $340,000 in occupancy and information technology (IT) costs, an increase of $232,000 in formulation costs for our product candidates and an increase of $230,000 in external clinical trial costs.

General and administrative.    General and administrative expense for the 2007 Quarter was $1.3 million compared to $1.1 million for the 2006 Quarter. The $259,000 increase from the 2006 Quarter to the 2007 Quarter was primarily due to an increase of $89,000 in stock-based compensation expense, an increase of $74,000 in accounting fees as a result of being a public company, an increase of $48,000 of bank fees primarily due to a letter of credit fee related to a new facility lease and an increase of $35,000 in occupancy and IT costs.

Interest income.    Interest income increased to $1.3 million for the 2007 Quarter from $662,000 for the 2006 Quarter. The increase in interest income was caused by an increase in the average fund balances available for investment and an increase in interest rates earned on investments. The increase in the average fund balances for investment was primarily due to the sale of redeemable convertible preferred stock in January and February of 2007 and the completion of our initial public offering in May 2007.

Interest expense.    Interest expense increased to $404,000 for the 2007 Quarter from $224,000 for the 2006 Quarter. The increase in interest expense from the 2006 Quarter to the 2007 Quarter was primarily the result of the drawdown of $10.0 million under a loan agreement and $797,000 under an equipment loan agreement in April 2006 and July 2006, respectively.  We also recorded $102,000 of non-cash interest expense related to warrants for the purchase of redeemable convertible preferred stock that converted into warrants for the purchase of common stock upon our initial public offering.

Comparison of the Six Months ended June 30, 2007 and June 30, 2006

Revenue.   We did not record any revenue for the six months ended June 30, 2007 (2007 Period) or the six months ended June 30, 2006 (2006 Period).

Research and development.    Research and development expense for the 2007 Period was $11.3 million compared to $6.4 million for the 2006 Period. The $4.9 million increase from the 2006 Period to the 2007 Period principally resulted from an increase of $1.2 million in external chemistry and biology costs, an increase of $826,000 in stock-based compensation expense, an increase of $801,000 for personnel costs primarily related to an increase in research and development headcount, an increase of $715,000 in external clinical trial costs, an increase of $686,000 in occupancy and IT costs, an increase of $410,000 in sponsored research costs and an increase of $204,000 in formulation costs for our product candidates.

General and administrative.    General and administrative expense for the 2007 Period was $2.6 million compared to $2.2 million for the 2006 Period. The $355,000 increase from the 2006 Period to the 2007 Period was primarily due to an increase of $161,000 in stock-based compensation expense, an increase of $85,000 in accounting fees as a result of being a public company, an increase of $72,000 in occupancy and IT costs and an increase of $57,000 of bank fees primarily due to a letter of credit fee related to a new facility.

Interest income.    Interest income increased to $2.2 million for the 2007 Period from $1.0 million for the 2006 Period. The increase in interest income was caused by an increase in the average fund balances available for investment and an increase in interest rates earned on investments. The increase in the average fund balances for investment was primarily due to the sale of redeemable convertible preferred stock in January and February of 2007 and the completion of our initial public offering in May 2007.

Interest expense.    Interest expense increased to $728,000 for the 2007 Period from $224,000 from the 2006 Period. The increase in interest expense from the 2006 Period to the 2007 Period was primarily the result of the drawdown of $10.0 million under a loan agreement and $797,000 under an equipment loan agreement in April 2006 and July 2006, respectively.  We also recorded $138,000 of non-cash interest expense related to warrants for the purchase of redeemable convertible preferred stock that converted into warrants for the purchase of common stock upon our initial public offering.

Liquidity and Capital Resources

Since our inception in March 2004, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $102.6 million and the completion of an initial public offering that provided net proceeds of approximately $62.5 million. We have also generated funds from debt financing and interest income. As of June 30, 2007, we had cash, cash equivalents and short-term investments of approximately $136.0 million. Our funds are currently invested in investment grade and United States government securities.

During the 2007 Period and 2006 Period, our operating activities used cash of $9.4 million and $7.3 million, respectively. The use of cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in cash used in operations in the 2007 Period was due primarily to an increase in research and development activities as noted above.

During the 2007 Period, our investing activities used cash of $22.5 million compared to providing cash of $9.3 million for the 2006 Period. The use of cash in the 2007 Period is a result of purchases of investment grade securities, partially offset by maturities of such short-term investments, and additions to restricted cash to secure a standby letter of credit for our new facility lease.  During the 2006 Period, investing activities provided cash as a result of maturities of investment grade securities.  We may have an increase in capital expenditures during the second half of 2007 related to our new facility.  We cannot determine the exact amount of such capital expenditures until we complete the space design and receive proposals.

Our financing activities provided $98.4 million and $32.0 million for the 2007 Period and the 2006 Period, respectively. The cash provided in the 2007 Period resulted from the sale and issuance of 21.4 million shares of Series C-1 redeemable convertible preferred stock in January and February 2007 that provided net proceeds of $35.9 million and from the sale and issuance of 6.9 million shares of common stock in our initial public offering in May 2007 that provided net proceeds of $62.5 million.  The cash provided in 2006 resulted from the sale and issuance of 19.7 million shares of Series C redeemable convertible preferred stock in March and April 2006 that provided  net proceeds of $22.0 million and $10.0 million of proceeds from a note payable to a financial institution.

In April 2006, we obtained a loan from a financial institution which permits borrowings of up to $15.0 million, $10.0 million of which was available immediately and an additional $5.0 million of which will be available during the third quarter of 2007 if certain clinical milestones are achieved. We are obligated to make interest-only payments through July 2007 followed by forty-five equal monthly payments of principal and interest. The loan is secured by essentially all our assets except for intellectual property and bears interest at 10.60% per annum. In April 2006, we borrowed $10.0 million under the loan. In connection with the loan, the lender received a warrant to purchase up to 127,551 shares of our common stock depending upon the amount actually borrowed at an exercise price of $5.88 per share. The warrant is currently exercisable for up to 85,034 shares of our common stock, while up to 42,517 additional shares of our common stock become exercisable if we make additional borrowings under this loan. This warrant has not been exercised.

In May 2006, we entered into an equipment loan agreement with a bank to borrow up to $1.5 million through March 2007. Amounts borrowed under the facility are repayable over 36 months beginning in April 2007 and bear interest at prime plus 0.25% per annum. As of June 30, 2007, there was $731,000 outstanding and no remaining amount available under the equipment loan. In connection with the financing, the lender received a warrant to purchase up to 4,749 shares of our common stock depending upon the amount actually borrowed at an exercise price of $4.20 per share. The warrant is currently exercisable for up to 2,526 shares of our common stock while the remaining 2,223 additional shares of our common stock were cancelled since we did not make any additional borrowings under this loan before March 2007.  This warrant has not been exercised.

We expect our existing resources to be sufficient to fund our planned operations until at least the end of 2009.

Contractual Obligations

On June 22, 2007, we entered into a commercial lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The target commencement date (Commencement Date) of the lease is December 1, 2007 and it extends for a period of ten years at an initial annual rental rate of $58.50 per square foot and a minimum average annual rate of $68.63 per square foot over the lease term.  The lease contains annual rent escalation provisions.  We have the option to extend the lease for two consecutive additional five-year periods.  Our payment obligations under the lease are secured by a $1.9 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in long-term restricted cash on the consolidated balance sheet at June 30, 2007.   Our current lease of approximately 11,500 square feet located at 790 Memorial Drive in Cambridge, Massachusetts has been amended to terminate on the Commencement Date, subject to certain written notifications. Our President and Chief Executive Officer, Christoph Westphal, performs consulting services for an affiliate of the landlord.

There are no other additional material obligations incurred by us that materially change the disclosure of our contractual obligations in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 22, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2007, we had cash, cash equivalents and short-term investments of $136.0 million consisting of cash and highly liquid short-term investments.   Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.  Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the 1934 Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities and Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and principal financial officer concluded no such changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

 We are currently not a party to any material legal proceedings.

Item 1a. Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider each of the risks and uncertainties described below before you decide to invest in our common stock. You should also refer to the other information in this quarterly report, including our financial statements and related notes. If any of the following risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Risks related to our discovery, development and commercialization of new medicines

Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

Our only clinical candidate, SRT501, is in an early stage of development and its risk of failure is high. To date, the data supporting our drug discovery and development programs, including SRT501 and new chemical entities, are derived solely from laboratory and preclinical studies and limited early stage clinical trials. Results in animal studies of SRT501 were favorable and all of the reported adverse side effects in our early stage clinical trials were reversible and none were serious. However, additional clinical trials in humans may not show that our current formulation of SRT501 is safe and effective, in which event we may need to reformulate or abandon development of SRT501. Reformulation of SRT501 could result in delays and additional costs. It is impossible to predict when or if SRT501 or any of our NCEs will prove effective or safe in humans or will receive regulatory approval. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Neither we nor any other company has received regulatory approval to market therapeutics that target sirtuins. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

We have completed two Phase 1a trials with respect to our only clinical product candidate, SRT501, both of which were conducted outside of the United States, and have not commenced any clinical trials for our NCEs. We must successfully initiate and complete extensive preclinical studies and clinical trials for our product candidates before we can receive regulatory approval. Preclinical studies and clinical trials are expensive and will take several years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our drug candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. Currently, the IND that we filed for SRT501 in August 2006 is on hold with the FDA, and we cannot conduct clinical studies in the Unites States until we satisfactorily respond to requests from the FDA for certain additional information. In order to commence clinical trials in the United States, we must reach agreement with the FDA on a second animal species for preclinical toxicity studies, conduct such studies and satisfy the FDA with the results of such studies. We cannot guarantee that we will be able to successfully accomplish these activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products.

None of our product candidates has received regulatory approvals. If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business may be adversely affected.

All of our product candidates are in early stages of development, and we do not expect our product candidates to be commercially available for several years, if at all. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approvals from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described above. If we are unable to receive regulatory approvals, we will be unable to commercialize our product candidates, and our business may fail.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs.

Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

Our current product candidates are SIRT1 activators. Resveratrol, a SIRT1 activator, is marketed by other companies as a dietary supplement. As a result, any products we successfully develop may be subject to substitution and competition.

SRT501, a proprietary formulation of resveratrol, and our NCEs activate SIRT1. Resveratrol, a naturally occurring substance currently marketed by others as a dietary supplement, also activates SIRT1. We believe that our product candidates will have a significantly superior therapeutic profile to resveratrol based on preclinical data regarding the level of resveratrol in the blood and the effectiveness of these product candidates in reducing fasted glucose levels and fed insulin levels in animals. However, we cannot be sure that physicians will view our product candidates as superior to currently available dietary supplements. To the extent that the price of any product candidate we successfully develop is significantly higher than the prices of commercially available resveratrol as marketed by other companies as dietary supplements, physicians may recommend this commercially available resveratrol instead of writing prescriptions for our products or patients may elect on their own to take commercially available resveratrol, and this may limit how we price our product.

We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities and we intend to use third party manufacturers for commercial quantities. Our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third party manufacturers to comply with the FDA’s good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

We may not be able to obtain and maintain the third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

In particular, we currently have approximately 40 contract scientists performing research and development services for us in a contract research organization in China. The loss of this contractual relationship could result in a significant delay and additional costs for our discovery and development activities. In addition, we are less knowledgeable about the reputation and quality of third party contractors in countries outside of the United States where we conduct discovery and clinical development programs and, therefore, enter into these relationships with less information than if these third parties were in the United States and may not choose the best parties for these relationships.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

If we were to elect to commercialize SRT501 as a dietary supplement, we may not be able to successfully market one or more of our NCEs as a therapy for disease, if approved, and our results may be adversely affected.

Resveratrol is currently available for sale by other companies as dietary supplements. If we were to elect to market SRT501 as a dietary supplement, which we may do if we discontinue development of SRT501 as a therapeutic drug, we believe we could do so without the need to complete lengthy and costly clinical trials. If we were to obtain regulatory approval for one of our NCEs, we anticipate that we would price the NCE at a considerably higher level than SRT501 would be priced if we were selling SRT501 as a dietary supplement. While our NCEs are chemical entities distinct from SRT501 and resveratrol, patients suffering from diseases for which our NCEs may be approved for treatment may choose to use the lower priced SRT501 dietary supplement, since it also activates SIRT1, rather than the higher priced approved NCE prescription product. As a result, if we choose to commercialize SRT501 as a dietary supplement, our ability to successfully commercialize NCE activators of SIRT1 may be adversely affected.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team and our scientific advisors for our business success. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the unique expertise of our scientific advisors in the sirtuin field. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable on short notice or no notice and provide for severance and change of control benefits. The loss of any one of our executive officers or key scientific consultants, including, in particular, Dr. Christoph Westphal, our Chief Executive Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

To grow, we will need to hire a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Our inability to attract new employees or to retain existing employees could limit our growth and harm our business.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We collaborate with outside scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. Our scientific advisors are not our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

Since our inception in 2004, we have grown to approximately 50 employees. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems, and operational, financial, and management controls. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Risks related to our financial results and need for additional financing

We have a history of operating losses, expect to incur significant and increasing operating losses and may never be profitable.

We were incorporated in March 2004 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2004. As of June 30, 2007, we had an accumulated deficit of $41.0 million.  We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

Our product candidates are in the early stages of development and may never result in any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are at an early proof-of-concept stage, we do not expect to receive revenue from any product candidate for the foreseeable future. We may seek to obtain revenue from collaboration or licensing agreements with third parties. We currently have no such agreements which will provide us with material, ongoing future revenue and we may never enter into any such agreements.  Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be unable to raise the substantial additional capital that we will need to sustain our operations.

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations until at least the end of 2009. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations. This could occur for many reasons, including:

•                  some or all of our product candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;

•                  our product candidates require more extensive clinical or preclinical testing than we currently expect;

•                  we advance more of our product candidates than expected into costly later stage clinical trials;

•                  we advance more preclinical product candidates than expected into early stage clinical trials;

•                  we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

•                  we acquire or license rights to additional product candidates or new technologies.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. These arrangements also may include issuances of equity, which may also be dilutive to, or otherwise adversely affect, holders of our common stock.  If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our research or development programs, including some or all of our product candidates.

Risks related to regulatory approvals

Our product candidates must undergo rigorous clinical trials and regulatory approvals, which could delay or prevent commercialization of our product candidates.

All of our product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other countries. The approval process is typically lengthy and expensive, and approval is never certain. We or our collaborators, if any, may delay, suspend or terminate clinical trials at any time for reasons including:

•                  ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•                  delays or the inability to obtain required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;

•                  delays in enrolling patients and volunteers into clinical trials;

•                  lower than anticipated retention rates of patients and volunteers in clinical trials;

•                  the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing;

•                  insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;

•                  unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•                  serious and unexpected drug-related side effects or adverse device effects experienced by participants in our clinical trials; or

•                  the placement of a clinical hold on a trial.

The use of commercially available resveratrol could adversely affect our development or the approval of SRT501, which is our proprietary formulation of resveratrol, if any adverse side effects become associated with such commercially available resveratrol products. Such use could also adversely affect our ability to market and commercialize our product candidates.

Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe, or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. In addition, the user fee law under which the FDA has made performance goal commitments with respect to its review of New Drug Applications is set to expire this year. If Congress fails to reauthorize the user fee law the effect may be significantly increased time to FDA approvals. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•                  failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

•                  limitation on the indicated uses for which a product may be marketed;

•                  unforeseen safety issues or side effects; and

•                  governmental or regulatory delays and changes in regulatory requirements and guidelines.

We filed for Orphan Drug status for SRT501 for MELAS in the United States and the European Union. The FDA and the European Union regulatory authorities grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than 5 in 10,000 individuals in the European Union. In the United States, a product that has Orphan Drug designation and receives the first FDA approval for the disease, for which it has such designation, is entitled to market exclusivity, except in very limited circumstances, for seven years. However, if a competitor has Orphan Drug status for its own product and is first to obtain approval of the same drug, as defined by the FDA, for the Orphan Drug indication, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, then that competitor would have market exclusivity and approval of our product for that indication or disease could potentially be blocked for seven years. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Obtaining Orphan Drug designation may not provide us with a material commercial advantage.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA and other regulatory authorities continue to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, testing, marketing, sale and distribution of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, testing, marketing, sale and distribution of our potential products and our ability to conduct our business.

Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for SRT501 or any of our NCEs, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our common stock price or limit our ability to raise capital or to enter into collaborations or license rights to our products.

New federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The new legislation uses formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class.

As a result of the expansion of legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. Indeed, legislation that would permit the federal government to negotiate drug prices directly with manufacturers under the Medicare prescription drug programs is currently under consideration. These cost reduction initiatives could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare program may result in similar limits on or reductions in payments from private payers.

New federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.

The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug reimportation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States.

If the laws or regulations are changed to permit the importation of drugs into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.

If we succeed in developing any products, we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks associated with requirements particular to those foreign jurisdictions where we will seek regulatory approval of our products. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Risks related to our intellectual property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend on our ability to obtain and maintain adequate protection of our intellectual property covering any products or product candidates we plan to develop. In addition to taking other steps to protect our intellectual property, we intend to apply for patents with claims covering our technologies, processes, products and product candidates when and where we deem it appropriate to do so. We have applied for patent protection, with claims directed at mechanism and methods relating to our product candidates, SRT501 formulations, our NCEs and several of our drug discovery tools in the United States, and in some, but not all, foreign countries. Any changes we make to the SRT501 formulations may not be covered by our existing patent applications which would require us to file new applications or seek other forms of protection. In addition, resveratrol, the active ingredient in SRT501, our most advanced product candidate, cannot be protected by a patent covering its chemical composition of matter since resveratrol has long been in the public domain. Consequently, we are relying on method of use and formulation patent protection for SRT501, which may not provide the same level of protection as composition of matter patent protection. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our products without our permission, and we may not be able to stop them from doing so.

Similar to other biotechnology companies, our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages.

We have licensed some patents on a non-exclusive basis which means such patents could, now or in the future, potentially be licensed to our competitors as well, and we may not be able to control or influence the prosecution or enforcement of such patents. We also may not have unilateral control over the prosecution and enforcement of our exclusively licensed patents, and our ability to protect our products using such patents may depend to some extent on the cooperation of our licensors.

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for three years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.

A significant portion of our discovery and development efforts is performed in China and other countries outside of the United States through third party contractors. We may not be able to effectively monitor and assess intellectual property developed by these contractors and may therefore not appropriately protect this intellectual property and lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these discovery and development activities were being conducted in the United States.

We may be unable to in-license intellectual property rights or technology necessary to develop and commercialize our products.

Several third parties are actively researching and seeking patents and have obtained issued patents in the sirtuin field. Such patents being sought by third parties include published applications that are directed to the use of activators of SIRT1, which include claims that, if issued as published, could encompass SRT501. Although we do not believe that these applications support patentable claims that would cover our product candidates, including SRT501, we cannot assure you that such claims will be denied by the patent office.  In addition, we are aware of one issued patent covering the composition of matter of resveratrol and which may cover SRT501.  Depending on what patents ultimately issue and depending on the ultimate formulation and method of use of our product candidates, including SRT501 and whether the validity of the issued patent of which we are aware is maintained, we may need to obtain a license under such patents or other intellectual property rights. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidates.

Moreover, if we fail to meet our obligations under our license agreements, or our agreements are terminated for any other reasons, we may lose our rights to in-licensed technologies.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In our activities, we rely substantially upon proprietary materials, information, trade secrets and know-how to conduct our research and development activities, and to attract and retain collaborators, licensees and customers. Our scientific advisors and collaborators gain access to valuable proprietary knowledge through their activities in collaboration with us. We take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants and in our academic and commercial relationships. However, these steps may be inadequate, agreements may be violated, or there may be no adequate remedy available for a violation of an agreement. We cannot assure you that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. Our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets, which could adversely affect our ability to compete in the market.

Litigation or third party claims of intellectual property infringement could require substantial time and money to resolve. Unfavorable outcomes in these proceedings could limit our intellectual property rights and our activities.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement. Obtaining, protecting and defending patent and other intellectual property rights can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Patent litigation or other litigation in connection with our intellectual property rights may lead to publicity that may harm our reputation and the market price of our common stock may decline.

During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

Risks related to our industry

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of pharmaceutical companies, including Abbott, AstraZeneca, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi-Aventis, Takeda and Wyeth, as well as large and small biotechnology companies such as Amgen, Amylin, Genentech and MannKind, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. We are also aware of other companies, including Elixir Pharmaceuticals, that are seeking to develop drugs that modulate sirtuins. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

Other products are currently in development or exist in the market that may compete directly with the products that we are developing or marketing. Various other products to treat Type 2 Diabetes are available or are in development, including:

•                  Biguanides;

•                  Sulfonylureas;

•                  Thiazolidinediones (TZDs);

•                  Alpha-glucosidase inhibitors (AGIs);

•                  Dipeptidyl peptidase 4 (DPP4) inhibitors;

•                  Glucagon-like peptide-1 (GLP-1) analogues; and

•                  Insulins, including injectable and inhaled versions.

In addition, several companies are developing various approaches to improve treatments for Type 1 and Type 2 Diabetes. We cannot predict whether any products we successfully develop will have sufficient advantages to cause health care professionals to adopt them over our competitors’ products or that our products will offer an economically feasible alternative to our competitors’ products. Our potential products could become obsolete before we recover expenses incurred in developing them.

We may have significant product liability exposure which may harm our business and our reputation.

We face exposure to product liability and other claims if our product candidates, products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing, and marketing of human therapeutic products. Although we currently maintain product liability insurance in the amount of $3.0 million, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

We use and generate materials that may expose us to expensive and time-consuming legal claims.

Our research and development programs involve the use of hazardous materials, chemicals and radioactive and biological materials. We are subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage, and disposal of hazardous materials and waste products. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

Risks related to an investment in our Common Stock

Our common stock may have a volatile public trading price and a low trading volume.

The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. The market price of our stock may be similarly volatile.  Factors giving rise to this volatility may include:

•                  disclosure of actual or potential results with respect to product candidates we are developing;

•                  regulatory developments in both the United States and abroad;

•                  developments concerning proprietary rights, including patents and litigation matters;

•                  public concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;

•                  public announcements by our competitors or others; and

•                  general market conditions and comments by securities analysts and investors.

Fluctuations in our operating losses could adversely affect the price of our common stock.

Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our preclinical and clinical development programs, level of expenses incurred in connection with our preclinical and clinical development programs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Because of expected volatility in our trading price and trading volume, we may incur significant costs from class action litigation.

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical, biotechnology or other life science companies. Recently, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management, which could adversely affect our business.

Future sales of our common stock may cause the market price of our common stock to decline.

The market price of our common stock may decline if our stockholders or we sell shares of our common stock.  A small number of stockholders own a significant number of shares that they will be able to sell in the public market in the near future.  Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of a substantial number of shares of common stock have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We intend to file a registration statement ninety days following our initial public offering to permit the sale of shares of our common stock that we may issue under our stock option plan.  As a result, these shares may be freely sold in the public market upon issuance, subject to restrictions under the securities laws and lock-up agreements.  In connection with our initial public offering, most of our stockholders have agreed, subject to certain limited exceptions, not to sell any shares of our common stock owned by them, for a period of 180 days after the closing of this offering unless they first obtain the written consent of J.P. Morgan Securities Inc.

Our management team may invest or spend the proceeds from our initial public offering in ways with which our stockholders may not agree or in ways which may not yield a significant return.

We may allocate the proceeds from our initial public offering in ways that stockholders may not support. Our management has considerable discretion in the application of the net proceeds of our initial public offering.  We may use the net proceeds for corporate purposes that do not increase our profitability or our stock price. Until the net proceeds are used, we intend to invest them in accordance with our investment policy, which includes investments in short-term, interest-bearing, investment-grade securities or guaranteed obligations of the United States or other governments or their agencies.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as rules adopted or proposed by the United States Securities and Exchange Commission, or SEC, and by The NASDAQ Global Market, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations have already and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, we expect these laws and regulations will make it more difficult and more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal control over financial reporting for fiscal year 2008 and beyond and will require an independent registered public accounting firm to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. In addition, upon completion of this offering, we will be required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASD or other regulatory authorities.

Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult.

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures.

Our charter authorizes our board of directors to issue up to 20,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law, our directors may be removed by stockholders only for cause and only by a vote of the holders of a majority of voting shares then outstanding.  These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors.  These provisions could also delay the removal of management by the board of directors with our without cause.  In addition, our bylaws limit the ability our stockholders to call special meetings of stockholders.

Our stock option plan generally permits our board of directors to provide for acceleration of vesting of options granted under the plan in the event of certain transactions that result in a change of control. If our board of directors uses its authority to accelerate vesting of options, this action could make an acquisition more costly, and it could prevent an acquisition from going forward.

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our officers and directors and other affiliates may be able to exert significant control over the company.

Currently, our executive officers, directors, and other affiliates control approximately 24% of our outstanding common stock. Therefore, our executive officers, directors and other affiliates have the ability to influence the company through this ownership position.

These stockholders, if they act together, may be able to influence all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporation transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 23, 2007 and February 1, 2007, we issued and sold 21,389,880 shares of our Series C-1 redeemable convertible preferred stock to 26 accredited investors. The pre-reverse split price per share was $1.68 and generated gross proceeds to us of $35,935,000. The shares were issued pursuant to Rule 506 of Regulation D promulgated under the federal Securities Act.

During the period from April 1, 2007 until June 30, 2007, we issued 6,269 shares of common stock upon option exercises for an aggregate sale price of approximately $2,000.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140979), that was declared effective by the Securities and Exchange Commission on May 22, 2007, which registered an aggregate of 5,750,000 shares of our common stock.   On May 22, 2007, an additional 1,150,000 shares of our common stock were registered through a Registration Statement filed pursuant to Rule 462(b) (File No. 333-143174).  On May 29, 2007, we completed an initial public offering of 6,000,000 shares of our common stock at a price to the public of $10.00 per share.  J.P. Morgan Securities Inc, CIBC World Markets Corp., Piper Jaffray & Co., JMP Securities LLC and Rodman & Renshaw, LLC were the managing underwriters of the initial public offering.   In addition, on May 29, 2007 in connection with the exercise of the underwriters’ over-allotment option, 900,000 additional shares of common stock were sold on our behalf at the initial public offering price of $10.00 per share, for aggregate gross proceeds of $9.0 million.  There were no selling stockholders in the offering.

We paid $4.8 million in underwriting discounts to the underwriters in connection with the offering.  In addition, we incurred additional costs of approximately $1.7 million in connection with the offering, which then added to the underwriting discounts paid by us, amounts to total expenses of approximately $6.5 million.  Thus the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $62.5 million.  No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We have used approximately $3.2 million of the net proceeds from the initial public offering to fund the clinical development of SRT501, to advance and expand our preclinical development of additional product candidates targeting SIRT1, other sirtuins and related pathways, and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities.

Item 4. Submission of Matters To a Vote of Security Holders.

None.

Item 5. Other Information.

The description of the lease for 200 Technology Square, Cambridge, Massachusetts, is described in Form 8-K filed June 22, 2007 with the Securities and Exchange Commission and above in Part 1, Item 2 under “Contractual Obligations”.

Item 6. Exhibits.

(a) Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRTRIS PHARMACEUTICALS, INC.

By:	/s/ Christoph Westphal
Christoph Westphal
President and Chief Executive Officer (principal executive officer)

By:	/s/ Garen Bohlin
Garen Bohlin
Chief Operating Officer (principal financial officer)

Date: August 13, 2007

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease Agreement, dated as of June 22, 2007, by and between ARE-Tech Square, L.L.C. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Chief Operating Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1	Certifications of Chief Executive Officer and Chief Operating Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.