Form 10-Q
period 2007-09-30
Sirtris Pharmaceuticals, Inc.
filed 2007-11-14
CIK 1388775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2007: 28,699,429 shares

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

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Consolidated Balance Sheets

(in thousands, except per share amounts)

 (Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$27,995	$7,513
Short-term investments	99,132	42,497
Prepaid expenses and other current assets	1,489	346
Restricted cash	26	26
Total current assets	128,642	50,382

Property and equipment, net	2,228	1,481
Other assets	185	223
Restricted cash	2,100	—
Total assets	$133,155	$52,086

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,391	$829
Accrued expenses	1,755	1,197
Current portion of notes payable	2,436	1,018
Total current liabilities	6,582	3,044

Warrants to purchase shares subject to redemption	—	438
Notes payable, net of current portion and discount	7,361	9,425

Redeemable convertible preferred stock, at liquidation value	—	66,813

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 206,575 shares authorized; 28,699 and 1,345 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	29	1
Additional paid-in capital	169,599	916
Accumulated other comprehensive income	195	22
Deficit accumulated during the development stage	(50,611)	(28,573)
Total stockholders’ equity (deficit)	119,212	(27,634)
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$133,155	$52,086

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

 Consolidated Statements of Operations

 (in thousands, except share and per share amounts)

 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from March 25, 2004 (date of inception) through
	2007	2006	2007	2006	September 30, 2007

Revenue	$—	$—	$—	$—	$68

Operating expenses:
Research and development (1)	9,454	4,236	20,749	10,595	43,243
General and administrative (1)	1,584	1,070	4,135	3,266	13,039
Total operating expenses	11,038	5,306	24,884	13,861	56,282

Loss from operations	(11,038)	(5,306)	(24,884)	(13,861)	(56,214)
Interest income	1,717	717	3,905	1,746	7,540
Interest expense	(331)	(295)	(1,059)	(519)	(1,937)
Net loss	$(9,652)	$(4,884)	$(22,038)	$(12,634)	$(50,611)

Net loss per share - basic and diluted	$(0.34)	$(5.57)	$(1.54)	$(15.32)
Weighted average number of common shares used in net loss per basic and diluted	28,522,615	877,313	14,328,095	824,588

(1) Amounts include stock-based compensation expense, as follows:
Research and development	$1,147	$133	$2,214	$374
General and administrative	$194	$66	$414	$125

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

 Consolidated Statements of Cash Flow

 (in thousands)

 (Unaudited)

	Nine months ended September 30,		Period from March 25, 2004 (date of inception) through
	2007	2006	September 30, 2007

Operating activities
Net loss	$(22,038)	$(12,634)	$(50,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432	202	857
Stock-based compensation expense	2,628	499	3,521
Issuance of common stock in exchange for licenses and services	—	—	82
Non-cash rent expense	72	—	97
Non-cash interest expense	177	—	269
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,143)	(157)	(1,489)
Other assets	38	(236)	(219)
Accounts payable	1,562	337	2,391
Accrued expenses	558	641	1,755
Net cash used in operating activities	(17,714)	(11,348)	(43,347)

Investing activities
Purchases of property and equipment	(1,179)	(717)	(3,084)
Purchases of short-term investments	(147,873)	(32,434)	(257,300)
Sales and maturities of short-term investments	91,412	31,075	158,364
Increase in restricted cash	(2,100)	—	(2,126)
Net cash (used in) provided by investing activities	(59,740)	(2,076)	(104,146)

Financing activities
Proceeds from issuance of redeemable convertible preferred stock	35,890	21,968	102,565
Proceeds from issuance of common stock	62,540	20	62,620
Proceeds from note payable	—	10,797	10,797
Repayment of note payable	(494)	—	(494)
Net cash provided by financing activities	97,936	32,785	175,488

Net increase in cash and cash equivalents	20,482	19,361	27,995

Cash and cash equivalents at beginning of the period	7,513	7,836	—
Cash and cash equivalents at end of the period	$27,995	$27,197	$27,995

Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$36	$54	$174
Discount to note payable for warrant valuation	$191	$413	$604

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, it recorded no adjustment for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at September 30, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, it had no accrued interest or penalties related to uncertain tax positions.

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

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements (Continued)

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

3. Cash and cash equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds, certificates of deposit, U.S. agency notes, corporate bonds and commercial paper.

4. Short-term investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are included in other comprehensive income (loss).

Short-term investments included the following at September 30, 2007 and December 31, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gains	Losses	Value
Commercial paper	$53,595	$169	$—	$53,764
Asset-backed securities	24,490	20	—	24,510
Corporate debt securities	20,852	12	(6)	20,858
	$98,937	$201	$(6)	$99,132

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
Commercial paper	$33,980	$17	$—	$33,997
Asset-backed securities	3,876	1	—	3,877
Corporate debt securities	4,619	4	—	4,623
	$42,475	$22	$—	$42,497

All short-term investments have contractual maturities of less than one year. Investments with unrealized losses were in an unrealized loss position for less than a year. As of September 30, 2007, the Company held 3 investments that were in an unrealized loss position.  The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at September 30, 2007 and December 31, 2006 as the Company has the ability and intent to hold these investments to anticipated recovery.

5. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss applicable to common stockholders	$(9,652)	$(4,903)	$(22,074)	$(12,688)
Other comprehensive loss:
Unrealized gain on investments	157	29	174	58
Comprehensive loss	$(9,495)	$(4,874)	$(21,900)	$(12,630)

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

(Unaudited)

6. Accounting for Stock-Based Compensation

The Company follows the provisions of  Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) . Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of approximately $302 and $649, respectively, in connection with its share-based payment awards to employees.

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

As of September 30, 2007, there were 451,043 shares available for future issuance under the plan.

A summary of the status of our stock option plan at September 30, 2007 and changes during the nine months then ended is presented in the table and narrative below:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Options outstanding at December 31, 2006	2,538,141	$0.84	9.02	$9,634
Options granted	526,579	$7.01
Options exercised	(179,118)	$0.39
Options forfeited or expired	(56,071)	$5.06

Options outstanding at September 30, 2007	2,829,531	$1.92	8.51	$42,902
Vested or expected to vest at September 30, 2007	2,596,152	$1.89	8.50	$39,424
Options exercisable at September 30, 2007	802,857	$0.60	8.16	$13,233

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on September 30, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. As of September 30, 2007, there was $3.1 million of total unrecognized stock-based compensation expense related to stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.54 years. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $7.76 and $4.50, respectively. The intrinsic value of stock options exercised for the three and nine months ended September 30, 2007 was $50 and $605, respectively, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in May 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2007. The Company averaged the volatilities and expected terms of

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

(Unaudited)

the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007		2006
Expected term (life in years)	6.04	5.69	5.71		5.69
Interest rate	4.53%	4.75%	4.79.	%	4.75%
Volatility	61.1%	72.3%	69.7%		72.3%
Dividend yield	—	—	—		—

Restricted Stock

A summary of the status of nonvested restricted stock as of September 30, 2007 and changes during the nine months ended September 30, 2007 are as follows:

Shares
Nonvested at December 31, 2006	164,166
Granted	—
Vested	(57,146)
Canceled	(11,784)
Nonvested at September 30, 2007	95,236

Stock Options Granted to Non-Employees

The Company granted stock options to purchase 7,619 shares of common stock to non-employees at exercises prices of $5.99 to $6.51 in the nine months ended September 30, 2007.  No stock options were granted to non-employees in the three months ended September 30, 2007.  The stock options vest over periods of one to four years. The Company has recorded the estimated fair value of the nonemployee options on an accelerated basis under FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (an interpretation of APB Opinion No. 15 and 25 ). The assumptions used in the calculations were as follows: (i) risk-free interest rate of 4.67%, (ii) contractual life of ten years, (iii) volatility of 82.7% and (iv) no expected dividends. The Company recognized stock-based compensation expense relating to the estimated fair value of non-employee options of $1,039 and $1,979 for the three and nine months ended September 30, 2007, respectively. The unvested stock options are subject to remeasurement over the remaining service period.

7. Net Loss Per Share

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

	Three Months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(9,652)	$(4,884)	$(22,038)	$(12,634)
Accretion of redeemable convertible preferred stock issuance costs	—	(19)	(36)	(54)
Net loss applicable to common stockholders	$(9,652)	$(4,903)	$(22,074)	$(12,688)
Weighted-average number of common shares used in net loss per share-basic and diluted	28,522,615	877,313	14,328,095	824,588
Net loss per share applicable to common stockholders—basic and diluted	$(0.34)	$(5.59)	$(1.54)	$(15.39)

The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2007 and 2006, as they would be anti-dilutive.

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Three and Nine months Ended September 30,
	2007	2006
Redeemable convertible preferred stock	—	16,212,871
Options outstanding	2,829,531	2,520,406
Unvested restricted stock under the 2004 Stock Option Plan	95,236	184,522
Unvested restricted stock issued to founders	51,211	111,919
Warrants outstanding	99,465	99,465

8. Commitments

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

The Company’s payment obligations under the lease are secured by a $1.9 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in long-term restricted cash on the balance sheet at September 30, 2007.

The Company signed a lease amendment effective October 30, 2007 for an additional 3,786 square feet of space at the same location and on the same terms as the June 22, 2007 lease agreement.  In connection with the lease amendment, the standby letter of credit and corresponding certificate of deposit were increased to $2.1 million.

9. Common Stock

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

Initial Public Offering

In May 2007, the Company raised $69.0 million in gross proceeds from the sale of 6,900,000 shares of its common stock in an initial public offering (IPO) at $10.00 per share. The net offering proceeds after deducting approximately $6.5 million in offering related expenses and underwriters’ discounts were approximately $62.5 million.  All outstanding shares of the Company’s redeemable convertible preferred stock were converted into 20,287,131 shares of common stock upon the completion of the IPO.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors ,including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 22, 2007. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have never been profitable and, as of September 30, 2007, we have an accumulated deficit of $50.6 million. We had net losses of $1.8 million for the period from March 25, 2004 (date of inception) through December 31, 2004, $9.7 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006 and $22.0 million for the nine months ended September 30, 2007. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 22, 2007.  There were no changes to such critical accounting policies in the three months ended September 30, 2007.

Results of Operations

Comparison of the Three Months ended September 30, 2007 and September 30, 2006

Revenue.     We did not record any revenue for the three months ended September 30, 2007 (2007 Quarter) or the three months ended September 30, 2006 (2006 Quarter).

Research and development.     Research and development expense for the 2007 Quarter was $9.5 million compared to $4.2 million for the 2006 Quarter. The $5.3 million increase from the 2006 Quarter to the 2007 Quarter principally resulted from an increase of $1.7 million in preclinical studies, an increase of $1.1 million in external clinical trial costs, an increase of $1.0 million in stock-based compensation expense, an increase of $598,000 in formulation costs for our product candidates, an increase of $325,000 in sponsored research costs, an increase of $241,000 in occupancy and information technology (IT) costs and an increase of $225,000 for personnel costs related principally to an increase in research and development headcount.

General and administrative.     General and administrative expense for the 2007 Quarter was $1.6 million compared to $1.1 million for the 2006 Quarter. The $514,000 increase from the 2006 Quarter to the 2007 Quarter was primarily due to an increase of $219,000 in professional fees primarily as a result of being a public company, an increase of $128,000 in stock-based compensation expense, an increase of $90,000 in personnel costs and an increase of $27,000 in occupancy and IT costs.

Interest income.     Interest income increased to $1.7 million for the 2007 Quarter from $717,000 for the 2006 Quarter. The increase in interest income was caused by an increase in the average fund balances available for investment and an increase in interest rates earned on investments. The increase in the average fund balances for investment was primarily due to the sale of redeemable convertible preferred stock in January and February of 2007 and the completion of our initial public offering in May 2007.

Interest expense.     Interest expense increased to $331,000 for the 2007 Quarter from $295,000 for the 2006 Quarter. The increase in interest expense from the 2006 Quarter to the 2007 Quarter was primarily the result of the drawdown of $10.0 million under a loan agreement and $797,000 under an equipment loan agreement in April 2006 and July 2006, respectively.  We also recorded $39,000 of non-cash interest expense related to warrants for the purchase of redeemable convertible preferred stock that converted into warrants for the purchase of common stock upon our initial public offering.

Comparison of the Nine Months ended September 30, 2007 and June 30, 2006

Revenue.     We did not record any revenue for the nine months ended September 30, 2007 (2007 Period) or the nine months ended September 30, 2006 (2006 Period).

Research and development.     Research and development expense for the 2007 Period was $20.7 million compared to $10.6 million for the 2006 Period. The $10.1 million increase from the 2006 Period to the 2007 Period principally resulted from an increase of $1.8 million in stock-based compensation expense, an increase of $1.8 million in external clinical trial costs,  an increase of $1.5 million in preclinical studies, an increase of $1.0 million for personnel costs primarily related to an increase in research and development headcount, an increase of $927,000 in occupancy and IT costs, an increase of $820,000 in external chemistry and biology costs, an increase of $802,000 in formulation costs for our product candidates, an increase of $735,000 in sponsored research costs, an increase of $157,000 in depreciation, and $153,000 in license fees.

General and administrative.     General and administrative expense for the 2007 Period was $4.1 million compared to $3.3 million for the 2006 Period. The $870,000 increase from the 2006 Period to the 2007 Period was primarily due to an increase of $289,000 in stock-based compensation expense, an increase of $187,000 in personnel costs, an increase of $99,000 in occupancy and IT costs, an increase of $81,000 in professional fees primarily as a result of being a public company, and an increase of $81,000 of bank fees primarily due to fees for a standby letter of credit related to a new facility and $48,000 in temporary help costs.

Interest income.     Interest income increased to $3.9 million for the 2007 Period from $1.7 million for the 2006 Period. The increase in interest income was caused by an increase in the average fund balances available for investment and an increase in interest rates earned on investments. The increase in the average fund balances for investment was primarily due to the sale of redeemable convertible preferred stock in January and February of 2007 and the completion of our initial public offering in May 2007.

Interest expense.     Interest expense increased to $1.1 million for the 2007 Period from $519,000 from the 2006 Period. The increase in interest expense from the 2006 Period to the 2007 Period was primarily the result of the drawdown of $10.0 million under a loan agreement and $797,000 under an equipment loan agreement in April 2006 and July 2006, respectively.  We also recorded $177,000 of non-cash interest expense related to warrants for the purchase of redeemable convertible preferred stock that converted into warrants for the purchase of common stock upon our initial public offering.

Liquidity and Capital Resources

Since our inception in March 2004, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $102.6 million and the completion of an initial public offering that provided net proceeds of approximately $62.5 million. We have also generated funds from debt financing and interest income. As of September 30, 2007, we had cash, cash equivalents and short-term investments of approximately $127.1 million. Our funds are currently invested in investment grade and United States government securities.

During the 2007 Period and 2006 Period, our operating activities used cash of $17.7 million and $11.3 million, respectively. The use of cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in cash used in operations in the 2007 Period was due primarily to an increase in research and development activities as noted above.

During the 2007 Period and 2006 Period, our investing activities used cash of $59.7 million and $2.1 million, respectively. The use of cash in both periods is a result of purchases of investment grade securities, partially offset by maturities of such short-term investments.  The 2007 Period also used cash for additions to restricted cash to secure a standby letter of credit for our new facility lease.  We expect to have an increase in capital expenditures of approximately $600,000 during the fourth quarter of 2007 related to our new facility.

Our financing activities provided $97.9 million and $32.8 million for the 2007 Period and the 2006 Period, respectively. The cash provided in the 2007 Period resulted from the sale and issuance of 21.4 million shares of Series C-1 redeemable convertible preferred stock in January and February 2007 that provided net proceeds of $35.9 million and from the sale and issuance of 6.9 million shares of common stock in our initial public offering in May 2007 that provided net proceeds of $62.5 million.  The cash provided in the 2006 Period resulted from the sale and issuance of 19.7 million shares of Series C redeemable convertible preferred stock in March and April 2006 that provided net proceeds of $22.0 million and $10.0 million of proceeds from a note payable to a financial institution.

In April 2006, we obtained a loan from a financial institution which permitted borrowings of up to $15.0 million, $10.0 million of which was available immediately and an additional $5.0 million was available during the third quarter of 2007 when certain clinical milestones were achieved. The additional $5.0 million was not drawn down during the third quarter so there is no remaining amount available under this loan. We are obligated to make interest-only payments through July 2007 followed by forty-five equal monthly payments of principal and interest. The loan is secured by essentially all our assets except for intellectual property and bears interest at 10.60% per annum. In April 2006, we borrowed $10.0 million under the loan. As of September 30, 2007, there was $9.6 million outstanding and no remaining amount available under the loan. In connection with the loan, the lender received a warrant to purchase up to 127,551 shares of our common stock depending upon the amount actually borrowed at an exercise price of $5.88 per share. The warrant is currently exercisable for up to 85,034 shares of our common stock and no additional shares of our common stock can become exercisable as we cannot make additional borrowings under this loan. This warrant has not been exercised.

In May 2006, we entered into an equipment loan agreement with a bank to borrow up to $1.5 million through March 2007. Amounts borrowed under the facility are repayable over 36 months beginning in April 2007 and bear interest at prime plus 0.25% per annum. As of September 30, 2007, there was $665,000 outstanding and no remaining amount available under the equipment loan. In connection with the financing, the lender received a warrant to purchase up to 4,749 shares of our common stock depending upon the amount actually borrowed at an exercise price of $4.20 per share. The warrant is currently exercisable for up to 2,526 shares of our common stock while the remaining 2,223 additional shares of our common stock were cancelled since we did not make any additional borrowings under this loan before March 2007.  This warrant has not been exercised.

We expect our existing resources to be sufficient to fund our planned operations until at least the end of 2009.

Contractual Obligations

On June 22, 2007, we entered into a commercial lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The target commencement date (Commencement Date) of the lease is December 1, 2007 and it extends for a period of ten years at an initial annual rental rate of $58.50 per square foot and a minimum average annual rate of $68.63 per square foot over the lease term.  The lease contains annual rent escalation provisions.  We have the option to extend the lease for two consecutive additional five-year periods.  Our payment obligations under the lease are secured by a $1.9 million standby letter of credit.  The certificate of deposits that secures the letter of credit is included in long-term restricted cash on the consolidated balance sheet at September 30, 2007.  Our current lease of approximately 11,500 square feet located at 790 Memorial Drive in Cambridge, Massachusetts has been amended to terminate on the Commencement Date, subject to certain written notifications. Our President and Chief Executive Officer, Christoph Westphal, performs consulting services for an affiliate of the landlord.

We signed a lease amendment effective October 30, 2007 for an additional 3,786 square feet of space at the same location and on the same terms as the June 22, 2007 lease agreement.  In connection with the lease amendment, the standby letter of credit and corresponding certificate of deposit were increased to $2.1 million.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2007, we had cash, cash equivalents and short-term investments of $127.1 million consisting of cash and highly liquid short-term investments.   Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.  Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a—15(b) of the 1934 Act our management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Securities and Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, our management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the principal executive officer and principal financial officer concluded no such changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in March 2004 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2004. As of September 30, 2007, we had an accumulated deficit of $50.6 million.  We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of pharmaceutical companies, including Abbott, AstraZeneca, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi-Aventis, Takeda and Wyeth, as well as large and small biotechnology companies such as Amgen, Amylin, Genentech and MannKind, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. We are also aware of other companies, including Elixir Pharmaceuticals and Pharmion Corp that are seeking to develop drugs that modulate sirtuins. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

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

We have filed a registration statement ninety days following our initial public offering to permit the sale of shares of our common stock that we may issue under our stock option plan.  As a result, these shares may be freely sold in the public market upon issuance, subject to restrictions under the securities laws and lock-up agreements.  In connection with our initial public offering, most of our stockholders have agreed, subject to certain limited exceptions, not to sell any shares of our common stock owned by them, for a period of 180 days after the closing of this offering unless they first obtain the written consent of J.P. Morgan Securities Inc.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements.

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

Our charter also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law, our directors may be removed by stockholders only for cause and only by a vote of the holders of a majority of voting shares then outstanding.  These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors.  These provisions could also delay the removal of management by the board of directors with our without cause.  In addition, our bylaws limit the ability of  our stockholders to call special meetings of stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period from July 1, 2007 until September 30, 2007, we issued 4,046 shares of common stock upon option exercises for an aggregate sale price of approximately $2,000.

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

We have used approximately $11.4 million of the net proceeds from the initial public offering to fund the clinical development of SRT501, to advance and expand our preclinical development of additional product candidates targeting SIRT1, other sirtuins and related pathways, and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters To a Vote of Security Holders.

None.

Item 5. Other Information.

The description of the lease amendment for 200 Technology Square, Cambridge, Massachusetts, is described in Form 8-K filed November 9, 2007 with the Securities and Exchange Commission and above in Part 1, Item 2 under “Contractual Obligations”.

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
Garen Bohlin
Chief Operating Officer
(principal financial officer)

Date: November 14, 2007

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amended Lease Agreement, dated as of October 30, 2007, by and between ARE-Tech Square, L.L.C. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Chief Operating Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1	Certifications of Chief Executive Officer and Chief Operating Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.