Form 10-K
period 2007-12-31
Sirtris Pharmaceuticals, Inc.
filed 2008-03-24
CIK 1388775

Use these links to rapidly review the document
SIRTRIS PHARMACEUTICALS, INC. ANNUAL REPORT ON FORM 10-K INDEX
Sirtris Pharmaceuticals, Inc. (A development-stage company) Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-33465

SIRTRIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1410189 (IRS Employer Identification Number)
200 Technology Square Cambridge, Massachusetts (Address of Principal Executive Offices)	02139 (Zip Code)

Registrant's telephone number, including area code: (617) 252-6920

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)
Common Stock, par value $0.001

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Act from their obligations under those Sections.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

         The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $137,101,880, on June 29, 2007. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant and each holder of more than 5% of the registrant's common stock. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 29, 2007.

         As of March 14, 2008, the registrant had 29,259,211 shares of common stock, par value $0.001 per share, outstanding.

         Specified portions of the registrant's definitive Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held on May 28, 2008, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended December 31, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SIRTRIS PHARMACEUTICALS, INC.
ANNUAL REPORT
ON FORM 10-K

INDEX

i

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Sirtris to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "seek," "could," "may," "might," or any variations of such words or other words with similar meanings.

        The risks, uncertainties and assumptions referred to above include risks that are described in "Risk Factors That May Affect Future Results" and elsewhere in this Annual Report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this Annual Report represent our estimates as of the date of this Annual Report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this Annual Report.

Item 1.    Business

Overview

        We are a biopharmaceutical company focused on discovering and developing proprietary, orally available, small molecule drugs with the potential to treat diseases associated with aging, including metabolic diseases such as Type 2 Diabetes. Our drug candidates are designed to mimic certain beneficial health effects of calorie restriction, without requiring a change in eating habits, by activating an enzyme called SIRT1. SIRT1 is the founding member of the human sirtuin family of enzymes which control the aging process. Specifically, small molecule activators of SIRT1 act by increasing mitochondrial activity and therefore can be targeted to address metabolic diseases, such as Type 2 Diabetes.

        In January 2008, we presented proof of concept data in a human Phase 1b clinical trial in patients with Type 2 Diabetes. SRT501, a proprietary version of resveratrol and the Company's first SIRT1 activator to enter the clinic, was found to be safe and well-tolerated, and was found to significantly lower glucose in an oral glucose tolerance test, at the two hour time point, conducted on the last day of a 28 day Phase 1b clinical study in patients with Type 2 Diabetes.

        SRT501 is also being tested in patients with Type 2 Diabetes in a Phase 1b BID (twice daily administration) study and in a Phase 2a study in combination with metformin, the current first-line therapy for Type 2 Diabetes.

        Our product development pipeline also includes several SIRT1 activator new chemical entities ("NCEs") which are structurally distinct from and more potent than resveratrol. Because we have shown that our NCEs lower glucose and improve insulin sensitivity in multiple pre-clinical models of Type 2 Diabetes, we believe that our NCEs have the potential to be frontline therapeutics for Type 2 Diabetes, and we plan to enter the clinic with our first NCE in a Phase 1a clinical study in the first half of 2008.

Calorie Restriction and the Sirtuins

        Over the past 70 years, scientists have shown that calorie restriction, or the reduction of normal calorie intake by at least 30–40%, extends lifespan in multiple species, including mice and rats. In addition, calorie restricted animals showed improvement in a number of factors associated with Type 2 Diabetes, including fasted glucose levels, fed insulin levels and weight gain. Recently published animal studies, including articles in the scientific journals Nature in 2007 and Cell and Nature in 2006, suggest that certain beneficial effects of calorie restriction are triggered by activation of SIRT1.

        Scientific literature suggests that resveratrol, a natural substance found in red wine and other plant products, activates SIRT1 and confers certain beneficial effects of calorie restriction without requiring a reduction in normal calorie intake. Our most advanced programs are focused on developing activators of SIRT1 and include SRT501, our proprietary formulation of resveratrol that is in Phase 1b and Phase 2a clinical trials for Type 2 Diabetes.

        We have also discovered several NCEs which are structurally distinct from and up to 1000 times more potent than resveratrol in in-vitro studies. Several of our NCEs activate SIRT1, lower glucose and improve insulin sensitivity in pre-clinical models of Type 2 Diabetes as published in Nature in 2007.

        We believe we are the leading company focused on discovering and developing drug candidates that target sirtuins, and, in particular, drug candidates that mimic certain beneficial effects of calorie restriction by activating SIRT1. However, neither we nor any other company has received regulatory approval to market products that target sirtuins. Our scientific founder and members of our scientific advisory board include many of the leading researchers in the sirtuin field. We own or exclusively license over 180 patent applications pertaining to sirtuins and their role in diseases of aging. Members of our management have previously advanced more than 20 small molecule drugs into clinical trials and played key roles in discovering and developing several late development-stage and FDA-approved drugs.

        We are currently focused on the following programs targeting sirtuins and related pathways:

  •
  The development of SRT501, a proprietary formulation of resveratrol.  We believe that resveratrol lacks the stability and bioavailability necessary to produce optimal therapeutic effects. We are developing SRT501 as a more stable and bioavailable formulation of resveratrol that we believe may be suitable for pharmaceutical development. We presented clinical data in healthy volunteers in January 2008 which showed that using SRT501, we are able to achieve an average of almost five times the level of native resveratrol in the blood as compared with a published study testing blood levels of resveratrol.

    Type 2 Diabetes.  In January 2008, we presented proof of concept data in a human Phase 1b clinical trial in patients with Type 2 Diabetes. SRT501, a proprietary version of resveratrol and the Company's first SIRT1 activator to enter the clinic, was found to be safe and well-tolerated, and was found to significantly lower glucose at the two hour time point in an oral glucose tolerance test conducted on the last day of a 28 day Phase 1b clinical study in patients with Type 2 Diabetes. SRT501 is also being tested in patients with Type 2 Diabetes in a Phase 1b BID (twice daily administration) study and in a Phase 2a study in combination with metformin, the current first-line therapy for Type 2 Diabetes.

    MELAS.  SRT501 has also demonstrated an ability to increase the function of intracellular structures called mitochondria in mouse skeletal muscle, and may be suitable as a therapy for rare mitochondrial diseases, such as MELAS. SRT501 is currently being tested in a Phase 1b study in MELAS.

    Oncology.  SIRT1 activation has been shown to extend healthy lifespan in numerous organisms tested without increasing the incidence of cancer. In addition, resveratrol has been shown to inhibit tumor growth in certain pre-clinical models via cell cycle regulation and apoptosis in both hematologic and solid tumor types. We plan to initiate a Phase 1b study in an oncology indication in the second half of 2008.

  •
  The discovery and development of proprietary new chemical entities, or NCEs, the next generation activators of SIRT1.  We have also discovered several SIRT1 activator new chemical entities (NCEs) which are structurally distinct from and up to 1000 times more potent than resveratrol in in-vitro studies. Several of our NCEs activate SIRT1, lower glucose and improve insulin sensitivity in pre-clinical models of Type 2 Diabetes as published in Nature in 2007. We believe these SIRT1 activator NCEs have the potential to be frontline therapy for Type 2 Diabetes, and we plan to enter the clinic with our first NCE in the first half of 2008.

  •
  The discovery and development of novel small molecule modulators of other sirtuins and related pathways.  In addition to SIRT1, there are six other enzymes in the sirtuin family of enzymes. Although substantially all of our efforts are currently focused on modulation of SIRT1, we believe these other enzymes and their related pathways may be attractive targets for future drug development in therapeutic areas including metabolic, neurological and cardiovascular diseases, and cancer. We have an early SIRT3 program, and we are currently pursuing the discovery of small molecule modulators of additional sirtuins and their related pathways.

Scientific background

        Calorie Restriction.    The link between diet and aging in mammals was established nearly 70 years ago when researchers at Cornell University discovered that restricting calorie intake in rats could significantly extend lifespan. Since then, calorie restriction has been shown to extend lifespan in numerous species, including mammals such as mice and rats. Generally, these studies have demonstrated that reduction in calories by approximately 40% can extend lifespan by up to 50% as compared with animals fed a standard diet. In addition, studies have shown that resveratrol mimics certain effects of calorie restriction in multiple species. For example, a 2003 Nature paper showed that many of the genes in mice on a high-fat diet treated with resveratrol were affected in the same manner as the genes in mice on a calorie-restricted diet without resveratrol.

        SIRT1 Overview.    Until the past few years, findings on the beneficial effects of calorie restriction were of academic interest only. As a practical matter, very few people are willing to discipline themselves to reduce their calorie intake by a significant degree for any extended period of time. However, beginning in the late 1990s, scientists discovered a set of enzymes, sirtuins, that appear to regulate certain beneficial effects of calorie restriction. The first discovery was a gene in yeast that is the counterpart to the human gene SIRT1. Subsequently, scientists discovered that SIRT1 appears to affect the aging process in mammals.

        In 2003, an article in Nature demonstrated that resveratrol could activate the SIRT1 counterpart in yeast and increase lifespan without requiring a reduction in caloric intake. In 2006, another study published in Nature extended this finding to mammals by showing that resveratrol extends the lifespan of mice which are placed on a high-fat diet, when compared with mice on a high-fat diet who were not given resveratrol. Further, the 2006 Nature paper and the 2006 Cell paper together showed that the mice on a high-fat diet who were given resveratrol had the following benefits associated with calorie restriction, when compared with control mice on a high-fat diet that were not given resveratrol:

  •
  Significantly extended lifespan.  58% of mice on a high fat diet with resveratrol were alive at the end of a 114 week study as compared with 42% of mice on a high fat diet without resveratrol at the end of the same period. Resveratrol was shown to improve a number of factors associated with healthy lifespan including metabolic parameters such as a reduction in fasted glucose levels and fed insulin levels as well as broader cardiovascular parameters, such as the maintenance of healthy blood pressure, heart rate, triglycerides and free fatty acids.

  •
  Increased metabolic rate and endurance.  Mice fed a high fat diet with resveratrol had increased metabolic rate as evidenced by increased oxygen consumption and an improved ability to maintain body temperature in response to a cold challenge. These mice were also able to run approximately twice the distance compared to mice that were fed the same high fat diet without resveratrol.

        The Cell paper also indicated that humans with a genetic variant of SIRT1 exhibit an increased metabolic rate, measured by the rate of calories burned. We believe that this effect results from increased SIRT1 activity in these individuals.

        A Nature 2007 paper demonstrated that our SIRT1 activator new chemical entities (NCEs) which are structurally distinct from and up to 1000 times more potent than resveratrol in in-vitro studies lower glucose and improve insulin sensitivity in pre-clinical models of Type 2 Diabetes.

        SIRT1 Activation.    The 2006 Cell paper also highlighted that activation of SIRT1 is associated with an increase in the size, density and function of intracellular structures, called mitochondria, that convert food into energy usable by cells. Studies have shown that mitochondrial function in humans appears to gradually deteriorate with age. Patients with Type 2 Diabetes, formerly known as adult onset diabetes, frequently have impaired mitochondrial function that we believe is associated with an imbalance between mitochondrial activity and calorie intake. Therefore, an improvement in mitochondrial function through SIRT1 activation may be therapeutic for Type 2 Diabetes. We are developing SRT501 and our NCEs as activators of SIRT1 because we believe that an improvement in mitochondrial function through SIRT1 activation may be therapeutic for diseases of aging, including Type 2 Diabetes.

        There are numerous diseases caused by abnormal mitochondria, such as MELAS, a rare genetic disease, in which patients suffer from, among other things, muscular deterioration, impaired exercise tolerance, Type 2 Diabetes and a reduced lifespan. We are developing SRT501 and, potentially, our NCEs as therapies for MELAS because we believe that, by activating SIRT1, they will increase mitochondrial function in patients with this disease.

        We have studied the mechanism of action of resveratrol, SRT501 and our NCEs on SIRT1 activation and believe that SIRT1 is an attractive drug target. SIRT1, in the presence of nicotine adenine dinucleotide, a naturally occurring co-factor, activates certain proteins through deacetylation. SIRT1 appears to be the dominant regulator for the activation of a protein called PPAR gamma coactivator 1 alpha, or PGC-1a. The activation of PGC-1a, via a process called deacetylation, has been known to play a central role in increasing the function of mitochondria. Other metabolic functions associated with PGC-1a include muscle fiber type switching, fatty acid oxidation/transport and control of the gluconeogenic pathway. PGC-1a, unlike an enzyme, is a protein lacking a defined target site and is therefore difficult to modulate with small molecule drugs. We are not aware of any successful drug development efforts directly targeting PGC-1a. SIRT1 is an enzyme with a small molecule binding site, and we have demonstrated in animals that SRT501 and the NCEs we are developing target SIRT1 and activate PGC-1a.

        While our most advanced efforts are focused on SIRT1 activation, there are a number of published studies indicating a link between other sirtuins and various diseases. We believe that members of the sirtuin family present significant opportunities for drug discovery and development in multiple therapeutic areas.

Our strategy

        We believe we are the leader in the sirtuin field. Our goal is to successfully develop drugs for diseases of aging by modulating sirtuins and related pathways. Key elements of our strategy include:

  •
  Advancing selected product candidates through clinical development.  We plan to selectively advance product candidates through clinical trials, based on the results of preclinical testing,

    proof-of-concept clinical trials and our assessment of market potential. Some of our product candidates may target broadly prevalent diseases related to aging, such as Type 2 Diabetes and cancer, and we may elect to complete development and commercialize these product candidates through partnering and licensing arrangements. Our products may also target rare diseases or indications such as MELAS, and, if successfully developed, we may elect to commercialize these products ourselves.

  •
  Assembling the leading intellectual property portfolio in the sirtuin field.  We believe that we have the leading intellectual property position in the sirtuin field. We own or exclusively license over 180 patent applications associated with the sirtuin field, with claims directed at mechanism of action, methods of treatment, formulation, composition of chemical matter, and enabling technology such as assays and biomarkers. We intend to continue to broaden our intellectual property position in the sirtuin field by seeking patent protection for our own additional intellectual property and actively pursuing third party licenses in this area.

  •
  Continuing to build our position as the leading sirtuin-based drug development company.  We have assembled an experienced team of employees and a leading group of scientific advisors in the sirtuin field that we actively engage to form our plans and activities. We plan to continue to utilize the unique expertise of our employees and our scientific advisors and to add additional experts, as appropriate.

Development programs

SRT501

        Resveratrol has been found in red wine and in a number of other plant products. Resveratrol is widely available in health food stores as a dietary supplement, marketed under various brand names. While scientific literature suggests that resveratrol confers certain beneficial effects of calorie restriction without requiring a reduction in normal calorie intake, there are practical problems with using resveratrol to gain these effects. Resveratrol is unstable and is poorly absorbed in the gastrointestinal tract, with only approximately 2% of the administered drug measured in the bloodstream according to published data.

        Our initial clinical candidate, SRT501, is a proprietary formulation of resveratrol that is designed to address these limitations of unformulated resveratrol. We formulate SRT501 by adding excipients to better stabilize resveratrol in its active form. We have also increased levels of resveratrol that reaches the blood by optimizing particle size. We believe that SRT501 creates the opportunity for a therapeutic version of resveratrol targeting diseases associated with aging such as Type 2 Diabetes. We have filed and licensed several patent applications covering certain methods of using resveratrol and various formulations of resveratrol, including SRT501.

Diabetes

        Diabetes is a major global health problem which is inadequately treated by available drugs. The International Diabetes Federation estimates that over 100 million people worldwide are afflicted with this disease. Diabetes costs the American economy over $100 billion annually, of which approximately $90 billion is spent on Type 2 Diabetes, according to a study reported in the Journal of Clinical Endocrinology and Metabolism. Moreover, the American Medical Association reports that the incidence of diagnosed diabetes as a percentage of the American population has tripled since 1958, and that the total number of diagnosed and undiagnosed cases has grown to about 16 million. As patients with Type 2 Diabetes age, those who are poorly controlled often develop major complications, including significant weight gain, blindness, poor circulation, kidney failure, impotence, heart attack, stroke and death.

        Type 2 Diabetes.    Type 2 Diabetes, formerly known as adult-onset diabetes, accounts for approximately 90% of all diagnosed diabetes patients. It is a disease associated with aging and is more prevalent in patients with a high percentage of body fat. Type 2 Diabetes is manifested by an inability of the body's peripheral tissues, such as muscle and adipose, or fat, to respond to insulin. Normally, insulin stimulates uptake and utilization of blood glucose in muscle and adipose tissue, thereby regulating serum, or blood glucose levels. Type 2 diabetics have decreased sensitivity to insulin and, as a result, high glucose levels. On a cellular level, patients with Type 2 Diabetes also appear to have impaired mitochondrial function, and, we believe, an imbalance between mitochondrial activity and calorie intake.

        Current Therapy and Limitations.    Typically, the first line of treatment for Type 2 Diabetes is diet modification and exercise, which is rarely effective because it requires a substantial change in the patient's lifestyle. A number of classes of drugs are used to manage Type 2 Diabetes, many of which are orally available. Current therapies include biguanides, sulfonylureas, thiazolidinediones (TZDs), alpha-glucosidase inhibitors, dipeptidyl peptidase 4 (DPP-4) inhibitors, glucagon-like peptide-1 (GLP-1) analogues, and insulins. The most commonly prescribed first-line treatment for Type 2 Diabetes in the United States is metformin, a biguanide, with nearly 30 million prescriptions filled in 2005.

        Many approved drugs for Type 2 Diabetes are associated with side effects such as weight gain and hypoglycemia. We believe that none of these drugs treat what appears to be an underlying cause of the disease, an imbalance between mitochondrial activity and calorie intake. Our studies have shown that SRT501, as well as several of our NCEs, decrease fasted glucose levels and fed insulin levels in animal models of diabetes. We have also shown that SRT501 and the first of these NCEs increase mitochondrial activity in animals. Moreover, as noted in the 2006 Cell article, improved mitochondrial function may be associated with lower glucose levels in animal models of Type 2 Diabetes. We believe that SIRT1 activators such as SRT501 and our NCEs may prove useful in treating Type 2 Diabetes either alone or in combination with current therapies.

        Preclinical Data for Diabetes.    As detailed above, we have conducted a number of preclinical animal studies of orally-administered SRT501 in established models of Type 2 Diabetes as published in Nature in 2007. These studies demonstrated lowered fasted glucose levels and improved insulin sensitivity. We also previously published data in Cell in 2006 demonstrating that SIRT1 activation not only lowers glucose and improves insulin sensitivity but also increases the number and function of mitochondria.

        Other recently presented data show that when suboptimal doses of both metformin, a first-line treatment for Type 2 Diabetes, and SRT501 were administered together in the same animal model to explore additive effects, fasted glucose levels and fed insulin levels were reduced. Additionally, when the effects on glucose and insulin of a SIRT1 activator are compared with a Dipeptidyl-peptidase-4 (DPP-4) inhibitor, SIRT1 activators are better at lowering glucose and improving insulin sensitivity.

        Clinical Data for Diabetes.    SRT501 was found to be well tolerated in two Phase 1a human clinical studies conducted in India. In these studies, SRT501 was administered orally to 85 healthy male volunteers in separate study groups in order to evaluate safety, dose, tolerability and PK. Doses of SRT501 (0.3 grams, 1.0 grams, 2.0 grams, 3.0 grams and 5.0 grams) were administered once daily for seven days under fed or fasted conditions. The trials demonstrated dose proportional drug levels in the blood. All of the reported adverse events were reversible and none were serious.

        In January 2008, we reported certain proof of concept data in a human Phase 1b clinical trial in patients with Type 2 Diabetes. The Company's first product to enter the clinic, SRT501, was found to be safe and well-tolerated, and was found to significantly lower glucose in an oral glucose tolerance test conducted as part of a 28 day Phase 1b clinical study in patients with Type 2 Diabetes.

        This 28-day Phase 1b study was designed to assess the safety, tolerability and pharmacokinetics of QD (once-daily administration), orally administered doses of either 2.5 g or 5 g of SRT501 in patients with Type 2 Diabetes who were naive to other diabetes drug treatments. Both doses of SRT501 were found to be safe and well-tolerated, and pharmacokinetics, a measure of drug levels in the blood, were similar at days one and 28, suggesting no drug accumulation. There were no serious adverse events and no dose-related adverse events. Importantly, SRT501 showed a statistically significant improvement in an oral glucose tolerance test on day 28 at the two hour time point and a trend towards lower fasting plasma glucose levels.

        Clinical Progress for Diabetes.    SRT501 is also being tested in patients with Type 2 Diabetes in a Phase 1b BID (twice-daily administration) study in India. The primary endpoints for this study are safety and PK. Additional secondary endpoints include fasting and post-meal plasma glucose and insulin levels, and a glucose tolerance test ("GTT"), among others.

        We expect data from the twice-daily study by the end of the first half of 2008.

        SRT501 is also being tested in a Phase 2a study in Type 2 diabetic males in India in order to determine the safety, PK and efficacy of SRT501 together with metformin, the current front line therapy for Type 2 Diabetes. In this study, two groups of 65 patients currently being treated with metformin whose glucose levels are not adequately controlled by their metformin treatment, each receive their current regiment of metformin for three months. Patients in one of these groups receive 5.0 grams of SRT501 once daily with metformin for three months and the other group receive a placebo with the metformin for three months. Primary endpoints include safety, PK and measurement of HbA1c, a measure of long term blood glucose control. Additional secondary endpoints include:

  •
  Fasting and post-meal plasma glucose & insulin levels

  •
  C-reactive protein

  •
  Lactate

  •
  C-peptide

  •
  Leptin

  •
  Adiponectin

  •
  Full lipid profile

  •
  Potential biomarkers of SIRT1 activation

        We expect data from this Phase 2a study by the second half of 2008.

        Results from the open Phase 1b and Phase 2a clinical trials will enhance our understanding of SRT501 and will serve as the basis for determining ongoing development plans for SRT501 in Type 2 Diabetes.

MELAS

        MELAS (Mitochondrial Encephalopathy, Lactic Acidosis, and Stroke-like episodes), an inherited disorder, is caused by a mutation in the DNA of mitochondria. Given the association of SIRT1 activators with increased function of mitochondria, we are also developing SRT501 for the treatment of MELAS. MELAS mainly affects muscles and nerves, leading to reduced exercise capacity and eventually muscle failure. Patients with MELAS develop muscle disease, Type 2 Diabetes and lactic acid buildup. There is no known treatment, and the disease is progressive and fatal. A study of a Finnish population indicated that the incidence of MELAS in that population was 5.7 per 100,000. We believe there are fewer than 20,000 MELAS patients in the United States, although the incidence is unknown, and we plan to seek Orphan Drug status for SRT501 for MELAS in the United States and Europe.

        During 2007, we initiated a Phase 1b study in patients with MELAS in the European Union testing SRT501. SRT501 will be administered to a group of 15 patients once daily for three months and an additional group of 5 patients will receive a placebo. The primary endpoints in this study are safety and PK, and additional secondary endpoints include:

  •
  Muscle activity as measured by a 6 minute walk test

  •
  Exercise tolerance

  •
  Cardiovascular function

  •
  Fasting blood glucose and insulin levels

  •
  Blood and brain lactate levels

        We expect data from this Phase 1b study during the first half of 2009.

Cancer

        Cancer refers to a range of oncology diseases which can be solid or hematological in nature. We have entered into a collaboration with the National Cancer Institute to test the anti-cancer impact of Sirtris' SIRT1 enzyme activators in numerous models of cancer. Previous studies have shown that calorie restriction, which has been shown to increase SIRT1 activation, can exert strong tumor suppressor effects in mammals and increase lifespan in various organisms. Through direct activation of the SIRT1 enzyme with certain Sirtris compounds, researchers in this study will be able explore the enzyme's role in tumor suppression along multiple pathways. The study will include SRT501, a proprietary formulation of resveratrol, and multiple compounds from different chemical classes of Sirtris' new chemical entities, which are up to 1000 times more potent than resveratrol in in-vitro studies. The National Cancer Institute will test the compounds in well-established cancer cell lines which were previously used in the development of novel and existing chemo-therapeutics. The cell lines to be tested include some of the most common cancer types. The program will also test Sirtris' compounds using in-vivo mouse tumor models to determine if the compounds reduce or limit the growth of the tumor cells.

        We plan to initiate a Phase 1b study in an oncology indication in the second half of 2008.

Initial clinical strategy and regulatory status

        We conducted the first two Phase 1a, normal volunteer, studies of SRT501 in India based on timing and cost considerations. We elected to undertake the two subsequent Phase 1b studies of SRT501 in Type 2 diabetics in India due to the relative ease of identifying in India Type 2 Diabetes patients who were not on medication for their disease as compared to identifying such patients in the United States, European Union or other locations. We elected to undertake our Phase 2a study of SRT501 in Type 2 Diabetics being treated with metformin in India based largely on experience gained during the various other Type 2 Diabetes studies we conducted in India.

        We elected to undertake the Phase 1b study in MELAS in the European Union.

        We believe all of our clinical studies that take place outside of the United States have been and will be conducted under International Committee on Harmonization and Good Clinical Practices guidelines and, therefore, we believe that the data from all of these studies conducted outside of the U.S. can be used in future regulatory filings with the FDA for regulatory approval. Therefore, we do not expect to have to repeat these preliminary studies that were conducted outside the United States in order to obtain regulatory approval of SRT501 in the United States. Should we be required by the FDA to repeat those studies in the United States, we anticipate being able to conduct such studies in parallel with other clinical studies for SRT501 and, therefore, would not expect there to be any material delay in applying for regulatory approval of SRT501.

        In August 2006, we filed an Investigational New Drug Application ("IND") for SRT501 in order to conduct clinical studies of SRT501 in the United States. Following our IND submission, we received a series of requests from the FDA for additional clarification and information. Currently, our IND is on hold with the FDA, and we cannot conduct clinical studies in the United States until certain additional information is provided to the FDA as described below and the FDA accepts our IND. The FDA requested clarification of possible adverse events in the two Phase 1a, normal volunteer, clinical studies which were completed in India. We provided to the FDA full clinical study reports of these Phase 1a clinical studies which were completed and collected by the clinical research organization we engaged in India. In February 2007, we received a favorable response to this information from the FDA. We have received no further questions with regards to these clinical studies from the FDA. At the request of the FDA, we are also testing toxicity in an additional animal species. We expect to complete that animal toxicity study in 2008, and, if the FDA finds the data acceptable, we expect to be able to commence clinical studies of SRT501 in the United States thereafter.

        Any additional delay in acceptance by the FDA of the IND for SRT501 would delay the start of future clinical studies in the United States and the potential approval of SRT501 by the FDA. We currently expect that we will satisfactorily address all requests from the FDA in time to initiate clinical studies in the United States in 2008, but there can be no assurance that we will be able to initiate such studies at such time.

Next generation SIRT1 activators

        We are pursuing a program to discover and develop novel, orally available, small molecule new chemical entities (NCEs) which are structurally distinct from and up to 1000 times more potent than resveratrol in in-vitro studies. Several of our NCEs activate SIRT1, lower glucose and improve insulin sensitivity in pre-clinical models of Type 2 Diabetes as published in Nature in 2007. We believe these SIRT1 activator NCEs have the potential to be frontline therapy for Type 2 Diabetes, and we plan to enter the clinic with our first NCE in the first half of 2008.

        In December 2007, we presented data showing that one of our SIRT1 activator NCEs lowers plasma glucose and improves insulin sensitivity in a pre-clinical model of Type 2 Diabetes as well as or better than sitagliptin, a DPP-4 inhibitor. In contrast to DPP-4 inhibitors, which lower glucose, SIRT1 activation appears to both lower glucose and improve insulin sensitivity in various preclinical models. SIRT1 activation also does not cause weight gain, a side-effect associated with certain other diabetes drugs.

        We identify our NCEs using high throughput screening and proprietary assays specifically designed to detect SIRT1 activation. We believe that these proprietary assays, as well as our drug development expertise in sirtuins, will provide us with the ability to quickly discover and validate product candidates that activate SIRT1.

Other programs

        Sirtuins are a family of enzymes consisting of seven members, SIRT1 through SIRT7. We have screened activators and inhibitors for certain sirtuins other than SIRT1. We believe sirtuins and related pathways may be targets for drug development in areas including metabolic, cardiovascular mitochondrial, inflammatory neurological diseases, and cancer, and we may seek to develop drugs that modulate these targets. We recently announced that SIRT3 is our next target of interest for a metabolic disease.

        Research has shown that SIRT1 through SIRT7 may be linked to various therapeutic areas as illustrated below:

Target	Potential therapeutic areas
SIRT1	Metabolic, Mitochondrial, Cancer, Inflammation
SIRT2	Cancer, Neurological
SIRT3	Metabolic, Mitochondrial, Cardiovascular
SIRT4	Metabolic, Mitochondrial, Cardiovascular
SIRT5	To be determined
SIRT6	Cancer
SIRT7	Metabolic

Collaborations

        When appropriate, we intend to seek collaborations with pharmaceutical and biotechnology companies to support the development and commercialization of selected product candidates that target broadly prevalent diseases related to aging, such as Type 2 Diabetes. We may also engage in selected sirtuin and related pathway discovery research collaborations and we may consider pursuing a strategic partnership in the next 12-18 months.

Patents and other proprietary rights

        Our success depends in part on our ability to obtain and maintain intellectual property protection for our drug candidates, technology and know-how, and to operate without infringing the proprietary rights of others. We seek to protect our chemical compounds and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We, or our licensors, file patent applications directed to our key drug candidates in an effort to establish intellectual property positions regarding new chemical entities relating to our product candidates as well as uses of new chemical entities in the treatment of diseases. As of February 29, 2008, we own or exclusively license over 180 patent applications in the United States and foreign countries associated with sirtuins and diseases of aging. These patent applications contain claims directed at various aspects of our work including mechanism of action, methods of treatment, use of sirtuin activators in combination with certain other drugs, formulation, composition of chemical matter, and enabling technology such as assays, biomarkers, and other areas.

        We have executed agreements to license intellectual property from several universities and institutions. In particular, in August 2004, we entered into a license agreement with Harvard College for certain intellectual property rights covering methods for treating a variety of diseases and disorders using sirtuin activating compounds. Upon execution of the agreement, we were required to pay a nonrefundable license issue fee of $100,000 and certain accrued patent expenses of approximately $133,000 and to issue 76,190 shares of common stock to Harvard College. Beginning in August 2006, we were obligated to make certain minimum annual royalty and maintenance payments. The payments range from $25,000 in 2006 to $30,000 in each of years 2007 through 2009, and increasing to $85,000 per year over several years. The milestone payments, in the aggregate, total $1,575,000. Harvard College may terminate the agreement for several reasons, including, but not limited to, failure by us to make certain payments or to demonstrate that we (i) have put the licensed subject matter into commercial use in the country or countries licensed by the agreement, directly or through a sublicense, and are keeping the licensed subject matter reasonably available to the public or (ii) are engaged in research, development, manufacturing, marketing or sublicensing activity appropriate to achieving such commercial use. The agreement remains in effect, on a product by product and country by country basis, (i) with respect to each product covered by a patent, until the expiration of the patents underlying each product in each country and (ii) with respect to all other products, twelve years from the date of the first commercial sale in each country.

        Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective patent claims and enforcing those claims once granted. Our first patent covering new chemical entities across a broad class of compound which activate SIRT1 was issued in March 2008. We do not know whether any other of our patent applications or those patent applications that we license will result in the issuance of any patents, or what the issued claims on any issued patents may be. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar compounds or technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us in a manner that does not infringe our patents or other intellectual property. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our drug candidates or those developed by our collaborators can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

        We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use technology or know-how owned by others in their work for us, disputes may arise as to the rights in related inventions.

Trademarks

        We have filed for and received a notice of allowance for an application in the United States for the trademark "SIRTRIS."

Regulatory and legal matters

        Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of pharmaceutical products such as those we are developing. There is no assurance that any of our drug candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.

United States government regulation

        In the United States, drugs and drug testing are regulated by the FDA, as well as state and local government authorities. Before our products may be marketed in the United States, we must comply with the Federal Food, Drug and Cosmetic Act, which generally involves the following:

  •
  preclinical laboratory and animal tests performed under the FDA's Good Laboratory Practices regulations ("GLP");

  •
  submission and acceptance of an Investigational New Drug application, which must become effective before clinical trials may begin in the United States;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate in our intended use;

  •
  development of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices ("cGMP"); and

  •
  FDA review and approval of a New Drug Application ("NDA") prior to any commercial sale or shipment of a product.

        The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

Preclinical tests

        Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation, safety and stability, as well as animal studies to assess the potential safety and efficacy of the drug candidate. The results of the preclinical tests, together with manufacturing information, analytical data and other available information about the drug candidate, are submitted to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved new drug application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies the FDA may not permit clinical testing to begin.

The IND process

        The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

        Prior to initiation of clinical studies, an independent Institutional Review Board, or IRB, at each medical site proposing to conduct the clinical trials must review and approve each study protocol and study subjects must provide informed consent.

Clinical trials

        Human clinical trials are typically conducted in three sequential phases that may overlap:

  •
  Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, bioavailability, absorption, distribution, excretion and metabolism.

  •
  Phase 2: The drug is introduced into a limited patient population to: (1) assess the efficacy of the drug in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.

  •
  Phase 3: These are commonly referred to as pivotal studies. If a compound is found to have an acceptable safety profile and to be potentially effective in Phase 1 and 2 trials, Phase 3 clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical study sites.

        We cannot be certain that we will successfully complete Phase 1, Phase 2 or Phase 3 testing of our drug candidates within any specific time period, if at all. Clinical testing must meet requirements for IRB, oversight, informed consent and good clinical practices. The FDA and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

The NDA process

        If clinical trials are successful, the next step in the drug regulatory approval process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical for marketing and sale in the United States. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. A substantial user fee must also be paid with the NDA, unless an exemption applies. Every new drug must be the subject of an approved NDA before commercialization in the United States.

        Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and, if not, will issue a refuse to file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. Should the user fee law lapse, the effect may be significantly increased time to the FDA approvals. Current timing commitments under the user fee laws vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

Manufacturing and post-marketing requirements

        If approved, a drug may only be marketed in the dosage forms and for the indications approved in the NDA. Special requirements also apply to any drug samples that are distributed in accordance with the Prescription Drug Marketing Act. The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing requirements, including the FDA's cGMP requirements. Once the FDA approves a product, a manufacturer must provide certain updated safety and efficacy information, submit copies of promotional materials to the FDA periodically, and make certain other required reports. Product and labeling changes, as well as certain changes in a manufacturing process or facility or other post-approval changes, may necessitate additional FDA review and approval. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as untitled letters, warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible criminal or civil penalties. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with cGMP or other FDA requirements applicable to our products may result in, among other things, total or partial suspension of production, failure of the government to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

        The FDA's policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

        We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use, manufacture, storage, handling and disposal of hazardous or potentially hazardous materials and waste products in connection with our research.

        To the extent we elect to market SRT501 or other products as dietary supplements, we will be subject to the provisions of FDA regulations that apply to such supplements. The FDA regulates the dietary supplement industry, but its focus is more on safety than on efficacy. The FDA generally does not require the same degree of scientific rigor on dietary supplements as it does on prescription drugs, as long as they believe the dietary supplements are safe and as long as the manufacturer does not make unsubstantiated claims about them. The claims that may be made with respect to a dietary supplement are limited to structure-function claims. Dietary supplements may not be marketed as a treatment or cure for a specific disease or condition.

Orphan Drug designation

        Under the Orphan Drug Act and corresponding European Union regulations, the FDA and European Union regulatory authorities may grant Orphan Drug designation to drugs intended to treat a rare disease or condition. In the United States, a rare disease or condition is one that affects fewer than 200,000 individuals, or more than 200,000 individuals but for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States of that drug. In the European Union, a rare disease or condition is one that affects fewer than 5 in 10,000 individuals. In the United States, Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

        In the United States, if a product that has Orphan Drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan Drug exclusivity, however, also could block the approval of one of our products for seven years for an Orphan Drug indication if a competitor obtains approval of the same drug, as defined by the FDA, for such Orphan Drug indication or if our product candidate is determined to be contained within the competitor's product for the same indication or disease. We intend to seek Orphan Drug status for SRT501 for MELAS in the United States and the European Union. Even if we are awarded the Orphan Drug designation status for SRT501, it may not provide us with a material commercial advantage.

Foreign regulatory approval

        We will have to complete approval processes that are similar or related to the U.S. approval processes in virtually every foreign market in order to conduct clinical or preclinical research and to commercialize our drug candidates in those countries. The approval procedures and the time required for approvals vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.

        In common with the United States, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. Variations in the national regimes exist. However, most jurisdictions require regulatory and institutional review board approval of interventional clinical trials. Most European regulators also require the submission of adverse event reports during a study and a copy of the final study report.

        Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. Products that have an Orphan Drug designation, target diabetes, cancer or neurodegenerative disorders are required to be licensed through the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit applications in other European Union member states, requesting them to mutually recognize the marketing authorization already granted. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize the existing approval.

        Where possible, we plan to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated.

Other regulatory matters

        In the United States, our manufacturing, sales, promotion and other activities following any product approval are subject to regulation by regulatory authorities in addition to the FDA, including the FTC, the Department of Justice, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, and state and local governments. Among other laws and requirements, our sales, marketing and scientific/educational programs will need to comply with the anti-kickback provisions of the Social Security Act, the False Claims Act and similar state laws. Our pricing and rebate programs will need to comply with pricing and reimbursement rules, including the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Finally, certain jurisdictions have other trade regulations from time to time to which our business is subject such as technology or environmental export controls and political trade embargoes.

        Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, private "qui tam" actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into supply contracts, including government contracts.

        In addition to regulations enforced by the FDA, we also are subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future foreign, federal, state, and local laws and regulations. Our research and development involves the controlled use of hazardous materials, chemicals, and various radioactive and biological compounds. Although we believe that our safety procedures for storing, handling, using, and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any such liability could materially affect our ongoing business.

Competition

        The biotechnology and pharmaceutical industry is highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, including Abbott, AstraZeneca, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi-Aventis, Takeda and Wyeth, as well as large and small biotechnology companies such as Amgen, Amylin, Genentech and MannKind are pursuing the development or marketing of pharmaceuticals that target diabetes or other diseases that we are targeting. It is probable that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, and mitochondrial disorders will increase. For example, we are aware of other companies, including Elixir Pharmaceuticals and Pharmion, that are seeking to develop drugs that modulate sirtuins. Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

        A number of these or other companies are pursuing the development or marketing of pharmaceuticals that target Type 2 Diabetes. Such competitive products include drug classes such as the following, which may be used either alone or in combination:

  •
  Biguanides (metformin), reduce hepatic glucose output and, to a lesser extent, enhance insulin sensitivity in hepatic and peripheral tissues. Side effects can include metallic taste, gastrointestinal discomfort, nausea and in rare cases, lactic acidosis. In addition, such drugs may not be well tolerated in patients with renal or hepatic impairment.

  •
  Sulfonylureas, such as Amaryl® and Diamicron®, increase insulin secretion. The most common side effect is hypoglycemia. This class of drugs may also be contra-indicated in patients with renal or hepatic failure.

  •
  Thiazolidinediones (TZDs), such as Avandia® and Actos®, stimulate uptake of glucose in the peripheral tissues. This drug class may be contra-indicated in patients with hepatic impairment. Thiazolidinediones can also cause fluid retention and weight gain, so care must be taken in patients with cardiac failure.

  •
  Alpha-glucosidase inhibitors (AGIs), such as acarbose, act by slowing the breakdown of complex sugars into glucose. This results in delayed glucose absorption and lower blood sugar following meals. The AGIs may be used alone or in combination with other medications for diabetes. Side-effects include diarrhea and stomach cramping.

  •
  Dipeptidyl peptidase 4 (DPP-4) inhibitors, such as Januvia®, potentiate the action of incretin, an insulin-like peptide that may increase uptake of glucose into cells and peripheral tissues. Side effects may include nausea and diarrhea.

  •
  Glucagon-like peptide-1 (GLP-1) analogues, such as Byetta®, act by stimulation of glucose-dependent insulin secretion and insulin biosynthesis, and by inhibition of glucagon secretion and gastric emptying. Side effects may include nausea. Byetta is administered by injection.

  •
  Insulins, administered both by injection and inhalation, promote the uptake of glucose from the blood into cells and peripheral tissues.

        As noted above, many approved drugs for Type 2 Diabetes have side effects such as weight gain and hypoglycemia. We believe that SRT501 and our next generation SIRT1 activators may offer a novel mechanism of action to treat Type 2 Diabetes, by increasing the function of mitochondria and thereby altering the imbalance between mitochondrial function and calorie intake that may be the underlying cause of Type 2 Diabetes. We believe that the novel mechanism of action of SIRT1 activators will, if approved, make these drugs attractive in the marketplace. We also believe that SRT501 and our NCEs, should they become marketed drugs, may be used alone or in combination with these or other classes of drugs for Type 2 Diabetes.

        While we believe our product candidates will have a significantly superior therapeutic profile to resveratrol, SRT501 may face competition from resveratrol products that are currently marketed as dietary supplements by numerous companies. In addition, we believe that one company in particular is developing a health drink that will include resveratrol, derived, in part, using intellectual property licensed from Harvard University that was invented, in part, by Dr. David Sinclair, who is a member of our board of directors and scientific advisory board.

Manufacturing

        We currently use third party manufacturers to manufacture clinical quantities of SRT501 and our initial NCE product candidate. Our current manufacturing strategy is to produce small quantities of our compounds for preclinical testing and to contract with third parties for manufacturing of larger quantities.

        We also plan to rely on third parties to manufacture commercial quantities of any products we successfully develop. Among the conditions for FDA approval of a pharmaceutical product is the requirement that the manufacturer's quality control and manufacturing procedures conform to current cGMP, which must be followed at all times. The FDA typically inspects manufacturing facilities every two years. In complying with current cGMP regulations, pharmaceutical manufacturers must expend resources and time to ensure compliance with product specifications as well as production, record keeping, quality control, reporting, and other requirements.

Sales and marketing

        We currently have no marketing, sales or distribution capabilities. In order to commercialize products that are approved for commercial sale, if any, we must either develop a sales and marketing infrastructure or collaborate with third parties that have sales and marketing experience.

        We may elect to establish our own sales force to market and sell a product for which we obtain regulatory approval if we expect that the geographic market for the product is limited or that the prescriptions for the product will be written principally by a relatively small number of physicians. If we decide to market and sell any products ourselves, we do not expect to establish direct sales capability until shortly before the products are approved for commercial sale.

        We plan to seek third party support from established pharmaceutical and biotechnology companies for those products that would benefit from the promotional support of a large sales and marketing force. In these cases, we might seek to promote our products in collaboration with marketing partners or rely on relationships with one or more companies with large established sales forces and distribution systems.

Employees

        As of February 29, 2008, we employed 57 persons, of whom 28 hold M.D., Ph.D. or combined M.D./Ph.D. degrees. Approximately 45 employees are engaged in research and development, and the others are engaged in business development, intellectual property, finance, and other administrative functions. Our workforce is non-unionized, and we believe that our relations with employees are good. In addition to our direct employees, approximately 40 additional researchers are working for us in China through a third party contractor.

Our corporate information

        We were incorporated in Delaware in 2004. Our principal executive offices are located at 200 Technology Square, Cambridge, Massachusetts 02139. We have one subsidiary, Sirtris Pharmaceuticals Securities Corp. Our Internet website is http://www.sirtrispharma.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report and at the same time that they become available on the Securities and Exchange Commission's website.

        Our Corporate Code of Ethics and Conduct, Stockholders Communication Policy, and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are all available on the corporate governance section of our website at http://www.sirtrispharma.com/investors. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Sirtris Pharmaceuticals, Inc., 200 Technology Square, Cambridge, Massachusetts 02139.

Item 1A.    Risk Factors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        Our future operating results may differ materially from the results described in this Annual Report due to the risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements in this report. We refer you to our "Forward-Looking Statements" at the beginning of this report. The risks described below are not the only risks we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks related to our discovery, development and commercialization of new medicines

Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

        Our only clinical candidate, SRT501, is in an early stage of development and its risk of failure is high. To date, the data supporting our drug discovery and development programs, including SRT501 and NCEs, are derived solely from laboratory and preclinical studies and limited early stage clinical trials. Results in animal studies of SRT501 were favorable. Results in limited early stage clinical trials showed SRT501 to be safe and well-tolerated. However, additional clinical trials in humans may not show that our current formulation of SRT501 is safe and effective, in which event we may need to reformulate or abandon development of SRT501. Reformulation of SRT501 could result in delays and additional costs. It is impossible to predict when or if SRT501 or any of our NCEs will prove effective or safe in humans or will receive regulatory approval. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, or early stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. Neither we nor any other company has received regulatory approval to market therapeutics that target sirtuins. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

        We have completed two Phase 1a trials and one Phase 1b trial with respect to our only clinical product candidate, SRT501, all of which were conducted outside of the United States. We have not commenced any clinical trials for our NCEs. We must successfully initiate and complete extensive preclinical studies and clinical trials for our product candidates before we can receive regulatory approval. Preclinical studies and clinical trials are expensive and will take several years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our drug candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. Currently, the IND that we filed for SRT501 in August 2006 is on hold with the FDA, and we cannot conduct clinical studies in the Unites States with SRT501 until we satisfactorily respond to requests from the FDA for certain additional information. In order to commence clinical trials in the United States, we must reach agreement with the FDA on a second animal species. We cannot guarantee that we will be able to successfully accomplish this or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products.

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

        We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs.

        Sales of medical products also depend on physicians' willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

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

        To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical studies and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities and we intend to use third party manufacturers for commercial quantities. Our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third party manufacturers to comply with the FDA's good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

        Resveratrol is currently available for sale by other companies as dietary supplements. If we were to elect to market SRT501 as a dietary supplement, we believe we could do so without the need to complete lengthy and costly clinical trials. If we were to obtain regulatory approval for one of our NCEs, we anticipate that we would price the NCE at a considerably higher level than SRT501 would be priced if we were selling SRT501 as a dietary supplement. While our NCEs are chemical entities distinct from SRT501 and resveratrol, patients suffering from diseases for which our NCEs may be approved for treatment may choose to use the lower priced SRT501 dietary supplement, since it also activates SIRT1, rather than the higher priced approved NCE prescription product. As a result, if we choose to commercialize SRT501 as a dietary supplement, our ability to successfully commercialize NCE activators of SIRT1 may be adversely affected.

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

        Since our inception in 2004, we have grown to approximately 60 employees. We have experienced a period of rapid growth that has placed a strain on our administrative and operational infrastructure. We expect this strain to continue as we continue to grow and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems, and operational, financial, and management controls. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

        We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management's attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Risks related to our financial results and need for additional financing

We have a history of operating losses, expect to incur significant and increasing operating losses and may never be profitable.

        We were incorporated in March 2004 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2004. As of December 31, 2007, we had an accumulated deficit of $59.7 million. We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

        We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations until at least early 2010. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations. This could occur for many reasons, including:

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

        The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

  •
  failure of our product candidates to meet a regulatory agency's requirements for safety, efficacy and quality;

  •
  limitation on the indicated uses for which a product may be marketed;

  •
  unforeseen safety issues or side effects; and

  •
  governmental or regulatory delays and changes in regulatory requirements and guidelines.

        We have filed for Orphan Drug status for SRT501 for MELAS in the United States and the European Union and are currently in discussion with the regulatory agencies. The FDA and the European Union regulatory authorities grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than 5 in 10,000 individuals in the European Union. In the United States, a product that has Orphan Drug designation and receives the first FDA approval for the disease, for which it has such designation, is entitled to market exclusivity, except in very limited circumstances, for seven years. However, if a competitor has Orphan Drug status for its own product and is first to obtain approval of the same drug, as defined by the FDA, for the Orphan Drug indication, or if our product candidate is determined to be contained within the competitor's product for the same indication or disease, then that competitor would have market exclusivity and approval of our product for that indication or disease could potentially be blocked for seven years. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Obtaining Orphan Drug designation may not provide us with a material commercial advantage.

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

        Even if we receive regulatory approval for SRT501 or any of our NCEs, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions, if any of our products are subject to a recall. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

        There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of pharmaceutical companies, including Abbott, AstraZeneca, Bayer, Bristol-Myers Squibb, GlaxoSmithKline, Johnson & Johnson, Lilly, Merck, Novartis, Novo Nordisk, Pfizer, Roche, Sanofi-Aventis, Takeda and Wyeth, as well as large and small biotechnology companies such as Amgen, Amylin, Genentech and MannKind, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. We are also aware of other companies, including Elixir Pharmaceuticals and Pharmion that are seeking to develop drugs that modulate sirtuins. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

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

        In addition, several companies are developing various approaches to improve treatments for Type 1 and Type 2 Diabetes. We cannot predict whether any products we successfully develop will have sufficient advantages to cause health care professionals to adopt them over our competitors' products or that our products will offer an economically feasible alternative to our competitors' products. Our potential products could become obsolete before we recover expenses incurred in developing them.

We may have significant product liability exposure which may harm our business and our reputation.

        We face exposure to product liability and other claims if our product candidates, products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing, and marketing of human therapeutic products. Although we currently maintain product liability insurance in the amount of $5.0 million, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost, if at all. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products or product candidates that we develop. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

We use and generate materials that may expose us to expensive and time-consuming legal claims.

        Our research and development programs involve the use of hazardous materials, chemicals and radioactive and biological materials. We are subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage, and disposal of hazardous materials and waste products. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers' compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

Risks related to an investment in our Common Stock

Our common stock may have a volatile public trading price and a low trading volume.

        The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. The market price of our stock has been, and may continue to be, volatile. Factors giving rise to this volatility may include:

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

        Our operating losses may fluctuate significantly on a quarterly and annual basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our preclinical and clinical development programs, level of expenses incurred in connection with our preclinical and clinical development programs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Because of expected volatility in our trading price and trading volume, we may incur significant costs from class action litigation.

        Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts, the addition or departure of our key personnel, variations in our quarterly and annual operating results and changes in market valuations of pharmaceutical, biotechnology or other life science companies. Recently, when the market price of a stock has been volatile, as our stock price has been and may continue to be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management, which could adversely affect our business.

Future sales of our common stock may cause the market price of our common stock to decline.

        The market price of our common stock may decline if our stockholders or we sell shares of our common stock. A small number of stockholders own a significant number of shares that they are able to sell in the public market. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Moreover, the holders of a substantial number of shares of common stock have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

        We have filed a registration statement to permit the sale of shares of our common stock that we may issue under our stock option plan. As a result, these shares may be freely sold in the public market upon issuance.

Our management team may invest or spend our cash balances in ways with which our stockholders may not agree or in ways which may not yield a significant return.

        We may allocate our cash balances in ways that stockholders may not support. Our management has considerable discretion in the application of our cash balances. We may use our cash balances for corporate purposes that do not increase our profitability or our stock price. We intend to invest our unused cash balances in accordance with our investment policy, which includes investments in short-term, interest-bearing, investment-grade securities or guaranteed obligations of the United States or other governments or their agencies.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

        As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules adopted or proposed by the United States Securities and Exchange Commission, or SEC, and by The NASDAQ Global Market, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have already and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these laws and regulations will make it more difficult and more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot estimate the amount or timing of additional costs we may incur as a result of these laws and regulations.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control and procedure-related requirements.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        On June 22, 2007, we entered into a commercial lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. We signed a lease amendment effective October 30, 2007 for an additional 3,786 square feet of space at the same location and on the same terms as the June 22, 2007 lease agreement. The commencement date of the lease is December 21, 2007 and it extends for a period of ten years at an initial annual rental rate of $58.50 per square foot and a minimum average annual rate of $68.63 per square foot over the lease term. The lease contains annual rent escalation provisions. We have the option to extend the lease for two consecutive additional five-year periods. Our payment obligations under the lease are secured by a $2.1 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in long-term restricted cash on the consolidated balance sheet at December 31, 2007. Our President and Chief Executive Officer, Christoph Westphal, performs consulting services for an affiliate of the landlord.

Item 3.    Legal Proceedings

        We are currently not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Price of and Dividends on Sirtris Pharmaceuticals Common Stock and Related Stockholder Matters.

        Our common stock is listed for quotation on the NASDAQ Global Market under the symbol "SIRT". Trading of our common stock commenced following our initial public offering on May 23, 2007. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Common stock price
	High	Low
Fiscal year ended December 31, 2007
Second quarter (commencing May 23, 2007)	$13.63	$9.81
Third quarter	$19.68	$10.00
Fourth quarter	$21.99	$13.53

        On March 14, 2008, the reported last sale price of our common stock on the NASDAQ Global Market was $10.16 per share. As of March 14, 2008, there were approximately 89 holders of record of our common stock.

        We have never paid cash dividends on our common stock. We currently do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, to finance the growth and development of our business. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and other factors that our board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plan

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(1)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,199,840	$1.93	404,445
Equity compensation plans not approved by security holders	—	—	—
Total	3,199,840	$1.93	404,445

(1)
As of December 31, 2007.

(2)
Our 2004 Stock Option Plan (the "Plan") includes an "evergreen provision" that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 1,904,762 shares; (ii) 3.5% of the number of then-outstanding shares of stock; or (iii) a number as determined by the board of directors. Under this provision, the number of shares of common stock available for issuance under the Plan increased by 1,006,545 shares on January 1, 2008.

Comparative Stock Performance Graph

        The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on May 23, 2007, the date on which Sirtris Pharmaceuticals common stock was first publicly traded, and plotted at the close of the last trading day of the fiscal year ended December 31, 2007, in each of (i) Sirtris Pharmaceuticals, Inc. common stock, (ii) The NASDAQ Global Market Index, which is referred to as the NASDAQ Stock Market Index, and (iii) the NASDAQ Global Stock Market Biotechnology Index, which is referred to as the NASDAQ Biotechnology Index; except, in the case of NASDAQ Stock Market Index and the NASDAQ Biotechnology Index, the stock performance graph below reflects an investment date of April 30, 2007.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN*
Among Sirtris Pharmaceuticals Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

	Cumulative Return
	5/23/07	12/31/07
Sirtris Pharmaceuticals, Inc.	100.00	127.23
NASDAQ Composite	100.00	105.77
NASDAQ Biotechnology	100.00	96.05

(b)
Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Unregistered Sales of Equity Securities

        On January 23, 2007 and February 1, 2007, we issued and sold an aggregate of 21,389,880 shares of our Series C-1 redeemable convertible preferred stock to 26 accredited investors. The price per share was $8.82 (as adjusted to reflect a 1-for-5.25 reverse stock split effected on April 11, 2007) and the issuance generated gross proceeds to us of $35,935,000. The shares were issued pursuant to Rule 506 of Regulation D promulgated under the federal Securities Act. The Series C-1 redeemable convertible preferred stock was converted to shares of our common stock upon the completion of our initial public offering.

Use of Proceeds from Registered Securities

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-140979), that was declared effective by the Securities and Exchange Commission on May 22, 2007, which registered an aggregate of 5,750,000 shares of our common stock. On May 22, 2007, an additional 1,150,000 shares of our common stock were registered through a Registration Statement filed pursuant to Rule 462(b) (File No. 333-143174). On May 29, 2007, we completed an initial public offering of 6,000,000 shares of our common stock at a price to the public of $10.00 per share. J.P. Morgan Securities Inc, CIBC World Markets Corp., Piper Jaffray & Co., JMP Securities LLC and Rodman & Renshaw, LLC were the managing underwriters of the initial public offering. In addition, on May 29, 2007 in connection with the exercise of the underwriters' over-allotment option, 900,000 additional shares of common stock were sold on our behalf at the initial public offering price of $10.00 per share, for aggregate gross proceeds of $9.0 million. There were no selling stockholders in the offering.

        We paid $4.8 million in underwriting discounts to the underwriters in connection with the offering. In addition, we incurred additional costs of approximately $1.7 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total expenses of approximately $6.5 million. Thus the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $62.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        We have used approximately $20.4 million of the net proceeds from the initial public offering to fund the clinical development of SRT501, to advance and expand our preclinical development of additional product candidates targeting SIRT1, other sirtuins and related pathways, and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities.

Item 6.    Selected Financial Data

        The historical financial data set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the financial statements. We have derived the statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 from our consolidated financial statements included elsewhere in this Annual Report, which have been audited by Ernst & Young LLP, independent registered public accounting firm. We derived the statement of operations data for the period from March 25, 2004 (date of inception) through December 31, 2004 and the balance sheet data as of December 31, 2005 and 2004 from our audited consolidated financial statements which are not included herein. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in determining basic and diluted net loss per common share.

				Period from March 25, 2004 (date of inception) through December 31, 2004
	Year Ended December 31,
	2007	2006	2005
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue	$—	$—	$68	$—
Operating expenses:
Research and development	29,035	14,242	7,062	1,190
General and administrative	6,157	4,340	3,865	699

Total operating expenses	35,192	18,582	10,927	1,889

Loss from operations	(35,192)	(18,582)	(10,859)	(1,889)
Interest income	5,495	2,447	1,143	45
Interest expense	(1,393)	(878)	—	—

Net loss applicable to common stockholders	$(31,090)	$(17,013)	$(9,716)	$(1,844)

Net loss per common share: basic and diluted	$(1.74)	$(18.48)	$(16.61)	$(4.88)
Shares used in computing basic and diluted net loss per common share	17,919,388	924,694	588,136	380,089

	As of December 31,
	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,086	$50,010	$33,620	$16,656
Working capital	111,734	47,338	32,688	15,723
Total assets	125,215	52,086	34,720	17,050
Notes payable, net of current portion and discount	6,711	9,425	—	—
Redeemable convertible preferred stock	—	66,813	44,770	17,855
Deficit accumulated during the development stage	(59,663)	(28,573)	(11,560)	(1,844)
Total stockholders' equity (deficit)	110,516	(27,634)	(11,437)	(1,805)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and their notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report, particularly under the heading "Risk factors."

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

        We have never been profitable and, as of December 31, 2007, we have an accumulated deficit of $59.7 million. We had net losses of $31.1 million for the year ended December 31, 2007, $17.0 million for the year ended December 31, 2006 and $9.7 million for the year ended December 31, 2005. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in Note 2 of the Notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued expenses

        As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our preclinical studies and clinical trials. We accrue the costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP. Through December 31, 2007, differences between actual and estimated clinical trial costs were not material to our results of operations or financial position. We anticipate that as our clinical trial activity increases, such differences could become more significant and potentially material to our results of operations and financial position.

Stock-based compensation

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the prospective-transition method in the Statement of Operations. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under this transition method, compensation costs related to all equity instruments granted after January 1, 2006 are recognized in the Statement of Operations at the grant-date fair value of the awards. Additionally, under the provisions of SFAS 123(R), we are required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

        During the years ended December 31, 2007 and 2006, we recorded $932 and $188 respectively, of stock-based compensation expense as a result of the adoption of SFAS 123(R). Of this amount, we allocated $377 in 2007 and $42 in 2006 to research and development and $555 in 2007 and $146 in 2006 to general and administrative expenses, based on the department to which the associated employee reported. No related tax benefits of stock-based compensation expense have been recognized since the inception of the Company.

        Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based the weighted average of historical information of similar public entities for which historical information was available. In 2008, we will begin to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined based on the average of historical information of similar public entities for which historical information was available. The risk-free interest rate is based on U.S. Treasury, zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

        Prior to becoming a public company, the exercise prices for options granted were set by our board of directors, the members of which have extensive experience in the life sciences industry, with input from our management, based on our board's determination of the fair market value of our common stock at the time of the grants. In connection with the IPO, we performed a retrospective determination of fair value for financial reporting purposes of our common stock underlying stock option grants in 2006, utilizing a combination of valuation methods described in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (the Practice Aid). We utilized the same combination of valuation methods to perform contemporaneous valuations of our common stock for each option grant date in 2007 prior to our IPO. The methods and key assumptions used to determine the fair value of our common stock are more fully described in our Form S-1/A (333-140979) that was declared effective by the SEC in May 2007. The more significant assumptions include (1) the guideline companies that we selected for use in the Market Approach to estimate the future expected market capitalization of our company (2) our transition to the Guideline Transactions Method of the Market Approach beginning in July 2006 as a result of our Series C and C-1 redeemable convertible preferred stock financings that were lead by unrelated investors, (3) the sale transactions that we used in applying the Market Approach and (4) the probability weights and risk-adjusted discount rates that we assigned in the Probability Weighted Expected Return method.

        Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, ("EITF 96-18") and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Financial operations overview

        Revenue.    We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. We will seek to generate revenue from collaborative partners through a combination of research funding, up-front license fees, milestone payments and royalties. Since our inception, we have not entered into any revenue-generating collaborations.

        Research and development.    Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of salaries and related expenses, allocated facility costs and third-party contract costs relating to research, formulation, manufacturing and preclinical study and clinical trial activities. We charge all research and development expenses to operations as incurred. We expect our research and development costs to be substantial and to increase as we advance our current product candidates through preclinical studies and clinical trials and move other product candidates into preclinical studies and clinical trials.

        To date, substantially all of our research and development effort and costs have been focused on our SIRT1 program. Given the early stage of development of our research and development in our SIRT1 program and the risks and uncertainties of the clinical trial process, we cannot estimate anticipated completion dates, costs that we will incur in future periods for research and development in our SIRT1 program, and when and if we might receive material net cash inflows from third parties for our research and development.

        General and administrative.    General and administrative expense consists primarily of salaries and related expenses for personnel in our administrative, finance, business development and human resource functions. Other costs include legal costs of pursuing patent protection of our intellectual property, allocated facility costs and professional fees for legal services. After our initial public offering, we have experienced and anticipate further increases in general and administrative expense relating to continuing to operating as a public company. These increases will include legal fees, accounting fees and directors' and officers' insurance premiums as well as fees for investor and public relations services.

Results of Operations

Years Ended December 31, 2007 and 2006

        Revenue.    We recorded no revenue in 2007 or 2006.

        Research and development.    Research and development expense for 2007 was $29.0 million compared to $14.2 million for 2006. The $14.8 million increase from 2006 to 2007 primarily resulted from an increase of $3.2 million in external clinical trial costs, an increase of $2.7 million in preclinical studies, an increase of $1.8 million in stock-based compensation expense, an increase of $1.5 million for personnel costs related to an increase in research and development headcount, an increase of $1.4 million in formulation costs for our product candidates, an increase of $1.3 million in occupancy and information technology (IT) costs, an increase of $1.1 million in external chemistry and biology costs, an increase of $880,000 in sponsored research costs and an increase of $258,000 in depreciation.

        General and administrative.    General and administrative expense for 2007 was $6.2 million compared to $4.3 million for 2006. The $1.9 million increase from 2006 to 2007 was primarily due to an increase of $674,000 in professional fees primarily as a result of being a public company, an increase of $399,000 in stock-based compensation expense, an increase of $345,000 in personnel costs, an increase of $132,000 in occupancy and IT costs and an increase of $97,000 of bank fees primarily due to fees for a standby letter of credit related to our new facility.

        Interest income.    Interest income increased to $5.5 million for 2007 from $2.4 million for 2006. The increase in interest income was caused by an increase in the average fund balances available for investment and an increase in interest rates earned on investments. The increase in the average fund balances for investment was primarily due to $35.9 million of net proceeds from the sale of Series C-1 redeemable convertible preferred stock in January and February of 2007 and net proceeds of $62.5 million from the completion of our initial public offering in May 2007.

        Interest expense.    Interest expense increased to $1.4 million for 2007 from $878,000 for 2006. The increase in interest expense from 2006 to 2007 was primarily the result of the drawdown of $10.0 million under a loan agreement in April 2006 and $797,000 under an equipment loan agreement in July 2006. We also recorded $216,000 of non-cash interest expense related to warrants for the purchase of redeemable convertible preferred stock that converted into warrants for the purchase of common stock upon our initial public offering.

Years Ended December 31, 2006 and 2005

        Revenue.    We recorded no revenue in 2006 compared to $68,000 in 2005. In 2005, our revenue consisted of a United States Department of Agriculture research grant.

        Research and development.    Research and development expense for 2006 was $14.2 million compared to $7.1 million for 2005. The increase from 2005 to 2006 primarily resulted from an increase of $3.0 million for personnel costs related to an increase in research and development activities, an increase of $1.5 million in external chemistry costs, consisting of costs of third party contractors and purchases of compound libraries, an increase of $910,000 in clinical trial costs, an increase of $579,000 for preclinical studies, an increase of $627,000 in occupancy costs and an increase in formulation costs of $442,000. Included in research and development expense are stock-based compensation charges of $557,000 and $61,000 for 2006 and 2005, respectively.

        General and administrative.    General and administrative expense for 2006 was $4.3 million compared to $3.9 million for 2005. The increase from 2005 to 2006 was primarily due to a $947,000 increase in personnel costs, which is partly offset by a $469,000 decrease in consulting expenses. Included in general and administrative expenses are total stock-based compensation charges of $201,000 and $61,000 for 2006 and 2005, respectively.

        Interest income.    Interest income increased to $2.4 million for 2006 from $1.1 million for 2005. The increase in interest income in each year primarily resulted from increases in the average fund balances available for investment and an increase in interest rates earned on investments.

        Interest expense.    Interest expense was $878,000 for 2006. We had no interest expense in 2005. The increase in interest expense from 2005 to 2006 was the result of the drawdown of $10.0 million under a loan agreement and $797,000 under an equipment loan agreement.

Liquidity and Capital Resources

        Since our inception in March 2004, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $102.6 million and the completion of an initial public offering that provided net proceeds of approximately $62.5 million. We have also generated funds from debt financing and interest income. As of December 31, 2007, we had cash, cash equivalents and short-term investments of approximately $118.1 million. Our funds are currently invested in investment grade and United States government securities. We do not have any exposure to auction rate securities or any direct exposure to sub-prime mortgages.

        During 2007, 2006 and 2005, our operating activities used cash of $25.0 million, $15.4 million, and $9.4 million respectively. The use of cash in all periods primarily resulted from our net losses and changes in our working capital accounts. The increase in cash used in operations in all periods was due primarily to an increase in research and development activities as noted above.

        During 2007, 2006 and 2005, our investing activities used cash of $56.8 million, $17.8 million and $26.3 respectively. The use of cash in all periods is a result of purchases of investment grade securities, partially offset by maturities of such short-term investments. In 2007, we also used cash to secure a standby letter of credit for our new facility lease. We also incurred $2.4 million in capital expenditures in 2007 primarily in relation to laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements for our new office and lab facility in Cambridge, Massachusetts. In 2006, we incurred $1.4 million in capital expenditures, primarily in relation to laboratory equipment.

        Our financing activities provided $97.3 million, $32.8 million and $26.9 for 2007, 2006 and 2005, respectively. Cash provided in 2007 resulted from the sale and issuance of 21.4 million shares of Series C-1 redeemable convertible preferred stock in January and February 2007 that provided net proceeds of $35.9 million and from the sale and issuance of 6.9 million shares of common stock in our initial public offering in May 2007 that provided net proceeds of $62.5 million. Cash provided in 2006 resulted from the sale and issuance of 19.7 million shares of Series C redeemable convertible preferred stock in March and April 2006 that provided net proceeds of $22.0 million, as well as $10.0 million of proceeds from a note payable to a financial institution. Cash provided in 2005 resulted from the sale and issuance of 33.8 million shares of Series B redeemable convertible preferred stock in February and March 2005 that provided net proceeds of $26.9 million.

        In April 2006, we obtained a loan from a financial institution which permitted borrowings of up to $15.0 million, $10.0 million of which was available immediately and an additional $5.0 million was available during the third quarter of 2007 when certain clinical milestones were achieved. In April 2006, we borrowed $10.0 million under the loan. The additional $5.0 million was not drawn down during the third quarter of 2007 so there is no remaining amount available under this loan agreement. We were obligated to make interest-only payments through July 2007 followed by forty-five equal monthly payments of principal and interest. The loan is secured by essentially all of our assets except for intellectual property and bears interest at 10.60% per annum. As of December 31, 2007, there was $9.1 million outstanding on the loan. In connection with the loan, the lender received a warrant to purchase up to 127,551 shares of our common stock depending upon the amount actually borrowed at an exercise price of $5.88 per share. The warrant is exercisable for up to 85,034 shares of our common stock and no additional amounts became exercisable as we did not make additional borrowings under this loan. This warrant has not been exercised as of December 31, 2007.

        In May 2006, we entered into an equipment loan agreement with a bank to borrow up to $1.5 million through March 2007. Amounts borrowed under the facility are repayable over 36 months beginning in April 2007 and bear interest at prime plus 0.25% per annum. As of December 31, 2007, there was $598,000 outstanding and no remaining amount available under the equipment loan. In connection with the financing, the lender received a warrant to purchase up to 4,749 shares of our common stock depending upon the amount actually borrowed at an exercise price of $4.20 per share. The warrant is exercisable for up to 2,526 shares of our common stock and no additional amounts became exercisable since we did not make any additional borrowings under this loan before March 2007. This warrant was exercised in December 2007.

        Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations until at least early 2010.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	2008	2009 through 2010	2011 through 2012	After 2013
Short and long-term debt	$9,678	$2,656	$5,956	$1,066	$—
Operating lease obligations(1)	24,299	2,071	4,363	$4,673	$13,192
License agreements(2)	1,105	135	270	455	245
Total contractual cash obligations	$35,082	$4,862	$10,589	$6,194	$13,437

(1)
On June 22, 2007, we entered into a commercial lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. For a more detailed description of the lease agreement, see Item 2—"Properties."

(2)
As discussed in Note 10 of the Notes to our consolidated financial statements appearing in this Annual Report, we have executed agreements to license intellectual property from several universities and other institutions. The license agreements require us to pay nonrefundable license fees upon execution, as well as payments for certain patent costs previously incurred by the licensors, and in certain cases, milestone payments upon the achievement of defined development goals. The license agreements also require us to pay minimum annual royalty and maintenance payments totaling a minimum of $135,000 per year in 2008 and increasing to a maximum of $245,000 per year after 2011. We have not included any amounts beyond 2013 in the table above since these minimum annual royalty payments are perpetual and the agreements are cancelable by us at any time upon a maximum of 90 days written notice to the licensor.

Funding Requirements

        We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical trials and as we:

  •
  complete our ongoing clinical trials and begin additional clinical trials for SRT501 and NCEs;

  •
  continue preclinical development and potential clinical development of additional SIRT1 activators;

  •
  expand discovery and development work on other sirtuin and sirtuin-related targets; and

  •
  incur expenses related to operating as a public company and complying with required regulations.

        Our funding requirements will depend on a number of factors, including:

  •
  the progress of our research and development programs, including the completion of preclinical studies and clinical trials for our current product candidates and the nature of the results from these studies and trials;

  •
  the number of product candidates we advance into clinical trials and the scope of our research and development programs;

  •
  our ability to discover additional product candidates and advance them into clinical development;

  •
  the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims for our intellectual property and product candidates and avoiding the infringement of intellectual property of others;

  •
  the time and costs involved in obtaining regulatory approvals for our product candidates;

  •
  the potential in-licensing of other products or technologies;

  •
  our ability to enter into strategic collaborations with corporate collaborators and the success of such collaborations;

  •
  the cost of manufacturing, marketing and sales activities, if any; and

  •
  the timing, receipt and amount of revenues if any, from product candidates.

        Based on our operating plans, we expect our existing resources to be sufficient to fund our planned operations, including our continued research and drug development, at least through early 2010. However, we may require significant additional funds earlier than we currently expect to conduct additional clinical trials and seek regulatory approval of our product candidates. We may seek additional funding through collaboration agreements and public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities, further dilution to our existing stockholders may result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates which we would otherwise pursue on our own. Based on our current operating plans, we expect to end 2008 with cash, cash equivalents and short-term investments of between $70.0 and $75.0 million.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Tax Loss Carryforwards and Other Deferred Tax Assets

        We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we did not record any adjustments for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, we had no unrecognized tax benefits.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

        At December 31, 2007, we had federal and state net operating loss ("NOL") carryforwards of $38,632 and $45,296, respectively, available to reduce future taxable income, which expire at various dates beginning in 2009 through 2027. We also had federal and state research and development tax credit carryforwards of $699 and $531, respectively, available to reduce future tax liabilities and which expire at various dates beginning in 2020 through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since our formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since our formation, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, we have identified research and development credits as material components of our deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. We have not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value under GAAP,

and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157; however, we do not believe that the adoption will have a material effect on our consolidated financial statements.

        In February 2007, the FASB released SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently analyzing the effect, if any, SFAS 159 will have on our consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. We are currently analyzing the effect, if any, EITF 07-3 will have on our consolidated financial position and results of operations.

        In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, "Accounting for Collaborative Arrangements," ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this to have a significant impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to market risk related to changes in interest rates. As of December 31, 2007, we had cash, cash equivalents and short-term investments of $118.1 million, consisting of cash and highly liquid short-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Item 8.    Financial Statements and Supplementary Data

        The information called for by this item is indexed on page F-1 of this Annual Report on Form 10-K and is contained on pages F-2 through F-29.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), defines the term "disclosure controls and procedures" as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007.

        There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2007

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers

        Information concerning the Company's directors and executive officers will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Election of Directors" and "Executive Officers". Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning the Company's Code of Ethics and Conduct will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Code of Ethics and Conduct." Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        Information in response to this item will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the captions "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

        Information concerning security ownership of certain beneficial owners and management will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

        Information concerning the independence of our directors will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Director Independence." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services will appear in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Independent Public Accountants." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  (1) Financial Statements.

        The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed and indexed at page F-1.

  (a)
  (2) Financial Statement Schedules.

        Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  (a)
  (3) Exhibits.

        The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRTRIS PHARMACEUTICALS, INC.
By:	/s/ CHRISTOPH WESTPHAL Christoph Westphal President and Chief Executive Officer

Date: March 24, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPH WESTPHAL Christoph Westphal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2008
/s/ GAREN BOHLIN Garen Bohlin	Principal Financial Officer	March 24, 2008
/s/ PAUL BRANNELLY Paul Brannelly	Principal Accounting Officer	March 24, 2008
/s/ RICHARD ALDRICH Richard Aldrich	Director	March 24, 2008
/s/ JEFFREY CAPELLO Jeffrey Capello	Director	March 24, 2008
/s/ JOHN CLARKE John Clarke	Director	March 24, 2008
/s/ STEPHEN HOFFMAN Stephen Hoffman	Director	March 24, 2008
Richard Pops	Director
/s/ PAUL SCHIMMEL Paul Schimmel	Director	March 24, 2008
/s/ DAVID SINCLAIR David Sinclair	Director	March 24, 2008

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	4/18/2007	3.2
3.2	Amended and Restated Bylaws.	S-1/A	5/3/2007	3.4
4.1	Form of Common Stock Certificate.	S-1/A	4/18/2007	4.1
4.2	Fourth Amendment and Restated Registration Rights Agreement, dated January 23, 2007, by and among the Company and certain stockholders of the Company.	S-1	3/1/2007	4.2
10.1	Amended and Restated 2004 Incentive Plan.	S-1/A	4/18/2007	10.2
10.1(a)	Form of incentive stock option agreement under Amended and Restated 2004 Incentive Plan.	S-1/A	4/18/2007	10.2	(a)
10.1(b)	Form of nonqualified stock option agreement under Amended and Restated 2004 Incentive Plan.	S-1/A	4/18/2007	10.2	(b)
10.2	Outside Director Compensation Policy.	S-1	3/1/2007	10.3
10.3	Lease Agreement, dated as of June 22, 2007, by and between ARE-Tech Square, L.L.C. and the Company.	10-Q	8/13/2007	10.1
10.4	Amended Lease Agreement, dated as of October 30, 2007, by and between ARE-Tech Square, L.L.C. and the Company.	10-Q	11/14/2007	10.1
10.5	Security and Loan Agreement, dated April 18, 2006, by and between the Company and Hercules Technology Growth Capital.	S-1	3/1/2007	10.6
10.6	Security and Loan Agreement, dated June 23, 2006, by and between the Company and Silicon Valley Bank.	S-1	3/1/2007	10.7
10.7	Warrant issued to ARE-770/784/790 Memorial Drive, LLC on August 1, 2005 to purchase up to 62,500 shares of Series B redeemable convertible preferred stock.	S-1	3/1/2007	10.8
10.8	Warrant issued to Hercules Technology Growth Capital on August 18, 2006 to purchase up to 669,643 shares of Series C redeemable convertible preferred stock.	S-1	3/1/2007	10.9
10.9	Warrant issued to Silicon Valley Bank on June 23, 2006 to purchase up to 24,938 shares of Series B redeemable convertible preferred stock.	S-1	3/1/2007	10.10

10.10	Amended and Restated Employment Agreement, dated January 3, 2008, by and between Company and Christoph Westphal, M.D. Ph.D.				X
10.11	Amended and Restated Employment Agreement, dated January 3, 2008, by and between Company and Garen Bohlin.				X
10.12	Amended and Restated Employment Agreement, dated January 3, 2008, by and between Company and Peter Elliott, Ph.D.				X
10.13	Amended and Restated Employment Agreement, dated January 3, 2008, by and between Company and Michael Jirousek, Ph.D.				X
10.14	Restricted Stock Agreement, dated January 2, 2008, by and between Christoph Westphal, M.D., Ph.D. and the Company.				X
10.15	Restricted Stock Agreement, dated January 2, 2008, by and between Garen Bohlin and the Company.				X
10.16	Restricted Stock Agreement, dated January 2, 2008, by and between Peter Elliott, Ph.D. and the Company.				X
10.17	Restricted Stock Agreement, dated January 2, 2008, by and between Michael Jirousek, Ph.D. and the Company.				X
10.18	Restricted Stock Agreement, dated January 2, 2008, by and between David Sinclair, Ph.D. and the Company.				X
10.19	Consulting Agreement, dated April 15, 2005 and as amended, by and between David Sinclair, Ph.D. and the Company.				X
10.20	Paul Schimmel scientific advisory board arrangement.	S-1/A	3/23/2007	10.17
10.21	Form of Indemnification Agreement between the Company and its directors and executive officers.	S-1	3/1/2007	10.18
10.22	Form of the Employee Confidentiality Non-Competition & Proprietary Information Agreement.	S-1	3/1/2007	10.19
*10.23	License Agreement, dated August 16, 2004 and as amended, by and between Harvard College and the Company.	S-1/A	4/18/2007	10.20
14.1	Code of Ethics and Conduct.				X

21.1	List of Subsidiaries.	S-1	3/1/2007	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Sarbanes-Oxley Act Section 302 Certification of Christoph Westphal.				X
31.2	Sarbanes-Oxley Act Section 302 Certification of Garen Bohlin.				X
32.1	Sarbanes-Oxley Act Section 906 Certification of Christoph Westphal and Garen Bohlin.				X

*
This exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.

Sirtris Pharmaceuticals, Inc.
(A development-stage company)
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period from March 25, 2004 (date of inception) through December 31, 2007	F-4

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005 and for the period from March 25, 2004 (date of inception) through December 31, 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period from March 25, 2004 (date of inception) through December 31, 2007.	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sirtris Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Sirtris Pharmaceuticals, Inc. (a development-stage company) (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and for the period from March 25, 2004 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2007 and for the period from March 25, 2004 (date of inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payments, using the prospective-transition method.

/s/ Ernst & Young LLP

March 18, 2008
Boston, Massachusetts

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$23,062	$7,513
Short-term investments	95,024	42,497
Prepaid expenses and other current assets	1,610	346
Restricted cash	26	26

Total current assets	119,722	50,382
Property and equipment, net	3,221	1,481
Other assets	172	223
Restricted cash	2,100	—

Total assets	$125,215	$52,086

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,558	$829
Accrued expenses	2,932	1,197
Current portion of notes payable, net of discount	2,498	1,018

Total current liabilities	7,988	3,044
Warrant to purchase shares subject to redemption	—	438
Notes payable, net of current portion and discount	6,711	9,425
Commitments (Note 11)
Redeemable convertible preferred stock, at liquidation value	—	66,813
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 20,000 shares authorized at December 31, 2007 and none at December 31, 2006; none issued as of December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 206,575 shares authorized at December 31, 2007 and 2006; 28,758 and 1,345 shares issued and outstanding at December 31, 2007 and 2006, respectively	29	1
Additional paid-in capital	169,932	916
Accumulated other comprehensive income	218	22
Deficit accumulated during the development stage	(59,663)	(28,573)

Total stockholders' equity (deficit)	110,516	(27,634)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$125,215	$52,086

See accompanying notes.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

				Period from March 25, 2004 (date of inception) through December 31, 2007
	Year Ended December 31,
	2007	2006	2005
Revenue	$—	$—	$68	$68
Operating expenses:
Research and development(1)	29,035	14,242	7,062	51,529
General and administrative(1)	6,157	4,340	3,865	15,061

Total operating expenses	35,192	18,582	10,927	66,590
Loss from operations	(35,192)	(18,582)	(10,859)	(66,522)
Interest income	5,495	2,447	1,143	9,130
Interest expense	(1,393)	(878)	—	(2,271)

Net loss	$(31,090)	$(17,013)	$(9,716)	$(59,663)

Net loss per share applicable to common stockholders—basic and diluted	$(1.74)	$(18.48)	$(16.61)

Weighted average number of common shares used in net loss per share calculation—basic and diluted	17,919,388	924,694	588,136

(1)
Amounts include stock-based compensation expense, as follows:

Research and development	$2,334	$557	$61
General and administrative	601	201	61

See accompanying notes.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit)
(in thousands, except share data)

			Series A-1 Redeemable Convertible Preferred Stock
	Series A Redeemable Convertible Preferred Stock				Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock							Deficit Accumulated During the Development Stage
											Common Stock				Accumulated Other Comprehensive Income (Loss)
													Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance on March 25, 2004	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss																(1,844)	(1,844)
Issuance of nonvested common stock to founders											323,810	1					1
Issuance of common stock to founders											180,952	—					—
Issuance of common stock in exchange for licenses and services											121,904	—	33				33
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $80	10,000,000	4,920															—
Issuance of Series A-1 redeemable convertible preferred stock, net of issuance costs of $73			21,666,667	12,927													—
Deferred stock-based compensation relating to nonvested common stock													51	(51)			—
Stock-based compensation expense														13			13
Accretion of redeemable convertible preferred stock to redemption value		7		2									(9)				—

Balance at December 31, 2004	10,000,000	4,927	21,666,667	12,929	—	—	—	—	—	—	626,666	1	75	(38)	—	(1,844)	(1,806)
Net loss																(9,716)	(9,716)
Unrealized loss on investments															(39)		(39)

Comprehensive loss																	$(9,755)

Issuance of nonvested common stock to employee at below fair market value											380,952	—	120	(118)			2
Issuance of nonvested common stock to employee at fair market value											20,952	—	9				9
Issuance of common stock in exchange for licenses											119,048	—	51				51
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $140					33,750,000	26,860											—
Accretion of redeemable convertible preferred stock to redemption value		16		14		23							(54)				—
Issuance of warrants in connection with lease													5				5
Stock-based compensation expense													28	83			111

Balance at December 31, 2005	10,000,000	4,943	21,666,667	12,943	33,750,000	26,883	—	—	—	—	1,147,618	1	234	(73)	(39)	(11,560)	(11,437)
Net loss																(17,013)	(17,013)
Unrealized gain on investments															61		61

Comprehensive loss																	$(16,952)

Exercise of stock options											197,345	—	77				77
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $96							19,700,892	21,969									—
Accretion of redeemable convertible preferred stock to redemption value		16		15		29		15					(75)				(75)
Reclassification of deferred compensation upon adoption of SFAS 123(R)													(78)	73			(5)
Stock-based compensation expense for non-employee awards													506				506
Stock-based compensation expense													252				252

See accompanying notes.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) (Continued)
(in thousands, except share data)

			Series A-1 Redeemable Convertible Preferred Stock
	Series A Redeemable Convertible Preferred Stock				Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series C-1 Redeemable Convertible Preferred Stock							Deficit Accumulated During the Development Stage
											Common Stock				Accumulated Other Comprehensive Income (Loss)
													Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2006	10,000,000	4,959	21,666,667	12,958	33,750,000	26,912	19,700,892	21,984	—	—	1,344,963	1	916	—	22	(28,573)	(27,634)
Net loss																(31,090)	(31,090)
Unrealized gain on investments															196		196

Comprehensive loss																	$(30,894)

Exercise of stock options											236,361	1	96				97
Repurchase of nonvested common stock											(11,784)		(5)				(5)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $45									21,389,880	35,890							—
Accretion of redeemable convertible preferred stock to redemption value		6		6		11		8		4			(35)				—
Stock-based compensation expense for non-employee awards													1,978				1,978
Stock-based compensation expense													957				957
Cashless exercise of warrant											1,769						—
Reclassification of warrants													839				839
Issuance of common stock in connection with initial public offering, net of offering costs of $1,695											6,900,000	7	62,468				62,475
Automatic conversion of redeemable convertible preferred stock into common stock upon initial public offering	(10,000,000)	(4,965)	(21,666,667)	(12,964)	(33,750,000)	(26,923)	(19,700,892)	(21,992)	(21,389,880)	(35,894)	20,287,131	20	102,718	—	—	—	102,738

Balance at December 31, 2007	—	$—	—	$—	—	$——	—	$—	—	—	28,758,440	$29	$169,932	$—	$218	$(59,663)	$110,516

See accompanying notes.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Consolidated Statements of Cash Flows
(in thousands)

				Period from March 25, 2004 (date of inception) through December 31, 2007
	Year Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(31,090)	$(17,013)	$(9,716)	$(59,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	628	297	120	1,053
Stock-based compensation expense	2,935	758	122	3,828
Issuance of common stock in exchange for licenses and services	—	—	50	82
Non-cash rent expense	72	20	5	97
Non-cash interest expense	216	92	—	308
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,264)	91	(370)	(1,610)
Other assets	51	(257)	—	(206)
Accounts payable	1,729	79	121	2,558
Accrued expenses	1,735	578	248	2,932
Deferred rent	—	(18)	18	—

Net cash used in operating activities	(24,988)	(15,373)	(9,402)	(50,621)
Investing activities
Purchases of property and equipment	(2,369)	(1,141)	(492)	(4,274)
Purchases of short-term investments	(184,993)	(56,727)	(52,700)	(294,420)
Sales and maturities of short-term investments	132,662	40,075	26,877	199,614
(Increase) decrease in restricted cash	(2,100)	—	37	(2,126)

Net cash used in investing activities	(56,800)	(17,793)	(26,278)	(101,206)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	35,890	21,969	26,860	102,565
Proceeds from issuance of common stock	62,567	77	—	62,647
Proceeds from notes payable	—	10,797	—	10,797
Repayment of notes payable	(1,120)	—	—	(1,120)

Net cash provided by financing activities	97,337	32,843	26,860	174,889

Net increase (decrease) in cash and cash equivalents	15,549	(323)	(8,820)	23,062
Cash and cash equivalents at beginning of the period	7,513	7,836	16,656	—

Cash and cash equivalents at end of the period	$23,062	$7,513	$7,836	$23,062

Supplemental disclosure of cash flow information
Cash paid for interest	$1,106	$605	$—	$1,711

Supplemental disclosure of noncash investing and financing activities
Conversion of redeemable convertible preferred stock	$102,738	$—	$—	$102,738

Accretion of redeemable convertible preferred stock to redemption value	$35	$75	$54	$173

Discount to note payable for warrant valuation	$191	$413	$—	$604

Unrealized gain/(loss) on short-term investments	$196	$61	$(39)	$218

See accompanying notes.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

1. Nature of the Business

        Sirtris Pharmaceuticals, Inc. (the Company) was incorporated on March 25, 2004 as a Delaware corporation. The Company is a biopharmaceutical company focused on discovering and developing proprietary, orally available, small molecule drugs with the potential to treat diseases of aging by modulating sirtuins, a recently discovered class of enzymes.

        Since inception, the Company has devoted substantially all of its efforts to research and development, business planning, recruiting management and technical staff, acquiring operating assets, seeking protection for its technology and product candidates and raising capital. The Company has not commenced its planned principal operations. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7 Accounting and Reporting by Development Stage Enterprises. The Company operates as a single segment with operations in Cambridge, Massachusetts.

        The Company is subject to a number of risks similar to other life science companies in the development stage, including but not limited to raising additional capital, development by its competitors of new technological innovations, market acceptance of the Company's products, and protection of proprietary technology. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2007, the Company had a deficit accumulated during the development stage of $59.7 million. It expects to continue to incur increasing losses over the next several years and may never be profitable.

2. Summary of Significant Accounting Policies

Basis of presentation

        The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented.

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sirtris Pharmaceuticals Securities Corp. All intercompany transactions and balances have been eliminated.

Use of estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. The Company utilizes certain estimates to record expenses relating to research and development contracts entered into with third-party service providers. These estimates are determined by the Company based on input from internal project management as well as from third-party service providers. The Company believes the estimates used are appropriate to serve as a basis for recording the expenses and related accrued liabilities, if applicable, based on available evidence at December 31, 2007 and 2006.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

        Cash equivalents include all highly liquid investments maturing within ninety days from the date of purchase. Cash equivalents consist of money market funds, certificates of deposit, U.S. agency notes, corporate bonds and commercial paper.

Short-term investments

        Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses are included in other comprehensive loss.

        Short-term investments included the following at December 31, 2007 and 2006:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2007—
Commercial paper	$47,555	$199	$—	$47,754
Asset-backed securities	20,371	27	—	20,398
Corporate debt securities	26,880	7	(15)	26,872

	$94,806	$233	$(15)	$95,024

December 31, 2006—
Commercial paper	$33,980	$17	$—	$33,997
Asset-backed securities	3,876	1	—	3,877
Corporate debt securities	4,619	4	—	4,623

	$42,475	$22	$—	$42,497

        At December 31, 2007 and 2006, all short-term investments have contractual maturities of less than one year. Investments with unrealized losses were in an unrealized loss position for less than a year. As of December 31, 2007, the Company held 6 investments that were in an unrealized loss position. The fair value of these available-for-sale securities in an unrealized loss position was $15,376 as of December 31, 2007. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairments existed at December 31, 2007 or 2006 as the Company has the ability and intent to hold these investments to anticipated recovery.

Concentrations of credit risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company invests its short-term investments in high-quality commercial financial instruments. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company's investment policy includes limitations on investment concentration which reduces the credit risk in the Company's investment portfolio. The Company believes it is not exposed to significant credit risk on its cash and cash equivalents or short-term investments.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

        The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, notes payable and warrants approximate their fair values due to their short-term maturities. The fair value of available-for-sale securities is based upon market prices quoted on the last day of the year.

Property and equipment

        Property and equipment, including leasehold improvements, are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related lease. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

Impairment of long-lived assets

        In accordance with the Financial Accounting Standards Board (FASB) SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. The Company evaluates the realizability of its long-lived assets based on cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

Revenue recognition

        During the year ended December 31, 2005, the Company recognized revenue from a grant with the United States Department of Agriculture as the research services were performed and allowable costs were incurred in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition.

Research and development costs

        Research and development costs are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, clinical trial costs, contracted services, license fees, and other external costs. The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in preclinical and clinical studies, and to provide various other research and development-related products and services.

Patents

        Costs to secure and defend patents are expensed as incurred and are classified as general and administrative expense in the Company's consolidated statements of operations. Patent expenses were approximately $987, $739, $644 and $2,397 for the years ended December 31, 2007, 2006 and 2005 and for the period from March 25, 2004 (date of inception) through December 31, 2007, respectively.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Net loss per share

        The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. The Company's potentially dilutive shares, which include redeemable convertible preferred stock, outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Year Ended December 31,
	2007	2006	2005
As reported:
Net loss	$(31,090)	$(17,013)	$(9,716)
Accretion of redeemable convertible preferred stock issuance costs	(35)	(75)	(54)

Net loss applicable to common stockholders	(31,125)	(17,088)	(9,770)

Weighted-average number of common shares used in net loss per share-basic and diluted	17,919,388	924,694	588,136
Net loss per share applicable to common stockholders—basic and diluted	$(1.74)	$(18.48)	$(16.61)

        The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2007, 2006 and 2005, as they would be anti-dilutive.

	As of December 31,
	2007	2006	2005
Redeemable convertible preferred stock	—	16,212,871	12,460,323
Stock options outstanding	2,818,887	2,538,140	1,645,350
Unvested restricted stock under the 2004 stock option plan	76,190	164,167	325,714
Unvested restricted stock issued to founders	36,034	96,718	157,436
Warrants outstanding	96,939	99,465	11,905

Stock-based compensation

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the prospective-transition method in the Statement of Operations. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under this transition method, compensation costs related to all equity instruments granted after January 1, 2006 are recognized in the Statement of Operations at the grant-date fair value of the awards. Additionally, under the provisions of SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

        During the years ended December 31, 2007 and 2006, the Company recorded $932 and $188, or $0.05 and $0.20 per share, respectively, of stock-based compensation expense as a result of the adoption of SFAS 123(R). Of this amount, the Company allocated $377 in 2007 and $42 in 2006 to research and development and $555 in 2007 and $146 in 2006 to general and administrative expenses, based on the department to which the associated employee reported. No related tax benefits of stock-based compensation expense have been recognized since the inception of the Company.

        Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion 25, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25, to account for its equity-based awards to employees and directors. Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors.

        Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, ("EITF 96-18") and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

        Prior to becoming a public company, the exercise prices for options granted were set by the board of directors, the members of which have extensive experience in the life sciences industry, with input from management of the Company, based on the board's determination of the fair market value of our common stock at the time of the grants. In connection with the IPO, the Company performed a retrospective determination of fair value for financial reporting purposes of the common stock underlying stock option grants in 2006, utilizing a combination of valuation methods described in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, (the Practice Aid). The Company utilized the same combination of valuation methods to perform contemporaneous valuations of the common stock for each option grant date in 2007 prior to our IPO. The methods and key assumptions used to determine the fair value of the Company's common stock were more fully described in its Form S-1/A (333-140979) that was declared effective by the SEC in May 2007. The more significant assumptions include (1) the guideline companies that we selected for use in the Market Approach to estimate the future expected market capitalization of the company (2) its transition to the Guideline Transactions Method of the Market Approach beginning in July 2006 as a result of our Series C and C-1 redeemable convertible preferred stock financings that were lead by unrelated investors, (3) the sale transactions that it used in applying the Market Approach and (4) the probability weights and risk-adjusted discount rates that it assigned in the Probability Weighted Expected Return method.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive loss

        The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income/(loss), including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income/(loss). Comprehensive loss includes net loss and unrealized gains/(losses) on short-term investments.

Income taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined for the expected future tax consequences of temporary differences between the Company's financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

Guarantees

        As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification is for the officer's or director's lifetime. The maximum potential amount of future payments that the Company could be required to make is unlimited; however, the Company has directors and officers' insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid.

        The Company leases office space under a non-cancelable operating lease. The Company has a standard indemnification arrangement under the lease that requires it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation, or nonperformance of any covenant or condition of the Company's lease.

        As of December 31, 2007, the Company had not experienced any losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Segment and geographic information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be presented in interim financial reports issued to stockholders. It also established standards for disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in only one geographic segment.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

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

        In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing the effect, if any, SFAS 159 will have on its consolidated financial position and results of operations.

        In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently evaluating the requirements of EITF 07-3; however, it does not believe that the adoption will have a material effect on its consolidated financial statements.

        In December 2007, the EITF of the FASB reached a consensus on issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement balances related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect this will have a significant impact on the financial statements of the Company.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

3. Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Estimated Useful Life (Years)	2007	2006
Laboratory equipment	5	$2,560	$1,363
Construction in progress	N/A	628	278
Furniture and fixtures	5	447	—
Computer equipment	3	364	146
Leasehold improvements	Lesser of useful life or life of lease	196	109

		4,195	1,896
Less: accumulated depreciation		(974)	(415)

		$3,221	$1,481

        Depreciation and amortization expense was $628, $297, $120, and $1,053, for the years ended December 31, 2007, 2006 and 2005 and the period from March 24, 2004 (date of inception) through December 31, 2007, respectively. In 2007, laboratory equipment with an accumulated depreciation of $30 was retired.

4. Loan agreements

        In April 2006, the Company entered into a loan agreement with a financial institution to borrow up to $15,000, $10,000 of which was available immediately and an additional $5,000 of which was available during the third quarter of 2007 when certain clinical milestones were achieved. In April 2006, the Company borrowed $10,000 under the loan agreement. The additional $5,000 became available to borrow but was not drawn down during the third quarter of 2007 so there is no remaining amount available under this loan agreement. The Company was obligated to make interest only payments through July 2007 followed by forty-five equal monthly payments of principal and interest. The loan agreement is secured by essentially all of the assets of the Company, excluding intellectual property, and bears interest at a rate of 10.60% per annum. The Company recorded $257 of debt issuance costs in connection with the loan agreement, which are included in other assets on the consolidated balance sheets and are being recorded as additional interest expense over a 5-year period. At December 31, 2007, $9,079 was payable under the loan agreement.

        In connection with the loan agreement, the Company agreed to issue a warrant to the lender to purchase up to 669,643 shares of Series C redeemable convertible preferred stock, of which 446,428 shares are exercisable based upon amounts drawn on the loan. The warrant has an exercise price of $1.12 per share and a term of ten years. The Company recorded the fair value of the warrant of $401 as a discount to the note payable and will amortize the discount to interest expense through April 2011. The offsetting credit was recorded as warrants to purchase shares subject to redemption in long-term liabilities in accordance with FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 (FSP 150-5) Issuer's Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair value of the Series C

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

4. Loan agreements (Continued)

redeemable convertible preferred stock of $1.12, volatility of 72.3%, expected term of ten years, risk-free interest rate of 4.69%, and no dividend yield. The Company recorded $147 and $57 of interest expense in the years ended December 31, 2007 and 2006, respectively, related to this warrant. The Company revalued the warrant at the time of the initial public offering, recorded $52 of additional interest expense and reclassified $668 to additional paid-in capital upon the warrant converting into a warrant for the purchase of common stock.

        In May 2006, the Company entered into an equipment loan agreement with a bank to borrow up to $1,500. The Company was obligated to make interest only payments through March 2007 followed by thirty-six equal monthly payments of principal and interest. The Equipment Loan Agreement is secured by the financed equipment and bears interest at a rate of prime plus 0.25% (8.50% at December 31, 2007). At December 31, 2007, $599 was payable under the Equipment Loan and no amount was available.

        In connection with the equipment loan agreement, the Company agreed to issue a warrant to the lender to purchase up to 24,938 shares of Series B redeemable convertible preferred stock, of which 13,264 shares are exercisable based upon amounts drawn through March 31, 2007. The warrant has an exercise price of $0.80 per share and a term of ten years. The Company recorded the fair value of the warrant of $12 as a discount to the note payable and will amortize the discount to interest expense through June 2011. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: deemed fair value of the Series C redeemable convertible preferred stock of $1.12, volatility of 72.3%, risk-free interest rate of 4.69%, and no dividend yield. The Company recorded $7 of interest expense in the years ended December 31, 2007 and 2006 related to this warrant. The Company revalued the warrant at the time of the initial public offering, recorded $2 of additional interest expense and reclassified $21 to additional paid-in capital upon the warrant converting into a warrant for the purchase of common stock.

        The Company will make the following principal debt payments in the years ending December 31,

2008	$2,656
2009	2,927
2010	3,029
2011	1,066
2012	—

Total	$9,678

5. Common stock

        Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

        The Company has reserved a total of 3,701,224 shares of common stock for the exercise of stock options and warrants as of December 31, 2007.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

5. Common stock (Continued)

        In May 2007, the Company raised $69.0 million in gross proceeds from the sale of 6,900,000 shares of its common stock in an initial public offering (IPO) at $10.00 per share. The net offering proceeds after deducting approximately $6.5 million in offering related expenses and underwriters' discounts were approximately $62.5 million. All outstanding shares of the Company's redeemable convertible preferred stock were converted into 20,287,131 shares of common stock upon the completion of the IPO.

        On April 11, 2007, the Company's Board of Directors and stockholders approved a 1-for-5.25 reverse stock split. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

        In May 2005, the Company issued 20,952 shares of restricted common stock to an employee at $0.42 per share, the fair value of the Company's common stock determined by the Company's Board of Directors. As of December 31, 2006 and 2005, 11,784 and 20,952 shares, respectively, were subject to repurchase by the Company. The Company repurchased 11,784 of these shares in the year ended December 31, 2007.

        In February 2005, the Company hired a president and chief executive officer (the CEO). In connection with such hiring, the Company issued 380,952 shares of restricted common stock to the CEO at $0.005 per share, which was less than the fair value of $0.32 per share, determined by the Company's Board of Directors. Upon issuance, the Company had the right to repurchase up to 304,762 of these shares for $0.005 per share. Such repurchase rights expire annually at a rate of 20% beginning on January 1, 2006. As of December 31, 2007 and 2006, 76,190 and 152,381 shares, respectively, were subject to repurchase by the Company. The Company recorded the intrinsic value of the unvested shares of $95 as deferred compensation in 2005, and was recognizing the amount ratably over the remaining vesting period. Upon the adoption of SFAS 123(R) in January 2006, the Company reclassified $73 of unamortized deferred compensation to additional paid-in capital. Stock-based compensation expense of $24, $24, $45 and $93 was recorded in the years ended December 31, 2007, 2006 and 2005, and the period from March 25, 2004 (date of inception) to December 31, 2007 in connection with this restricted stock award.

        In August 2004, the Company issued 76,190 shares of common stock to a university as partial consideration for a license agreement. The shares were valued at $0.26 per share or a total of $20 based upon the deemed fair value of the Company's common stock, as determined by the Board of Directors. The Company recorded the value of those shares as research and development expense in 2004.

        Also in August 2004, the Company issued 45,714 shares of fully vested common stock to certain consultants. The shares were valued at $0.26 per share or a total of $12, based upon the deemed fair value of the Company's common stock, as determined by the Board of Directors. The Company recorded the value of those shares as general and administrative expense in 2004.

        In July 2004, the Company issued 504,762 shares of common stock to certain founders and non-employees at the fair market value of $0.005 per share, of which 323,810 shares were subject to vesting restrictions. The restrictions lapsed immediately on 25% of the 323,810 shares and ratably over a four-year period on the remaining shares, beginning August 2004. Upon the termination of the

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

5. Common stock (Continued)

founders' service, the Company has the right to repurchase the unvested shares at the original issuance price of $0.005 per share. As of December 31, 2007 and 2006, there were 36,034 and 96,718 shares, respectively, subject to repurchase. Of the 323,810 shares subject to vesting restrictions, 28,571 shares were issued to a nonemployee as consideration for services. The Company recognized $7, $28, $4 and $44 in stock-based compensation expense relating to such nonemployee shares for the years ended December 31, 2007, 2006 and 2005 and the period from March 25, 2004 (date of inception) to December 31, 2007, which is subject to remeasurement over the service period.

6. Redeemable Convertible Preferred Stock

        In connection with the Company's initial public offering in May 2007, all outstanding shares of the Company's redeemable convertible preferred stock converted into 20,287,131 shares of common stock.

        As of December 31, 2006, redeemable convertible preferred stock was comprised of the following:

Carrying Value As of December 31, 2006
Series A redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, issued and outstanding (liquidation preference of $5,000)	$4,959
Series A-1 redeemable convertible preferred stock, $0.001 par value; 21,666,667 shares authorized, issued and outstanding (liquidation preference of $13,000)	12,958
Series B redeemable convertible preferred stock, $0.001 par value; 33,837,500 shares authorized, 33,750,000 shares issued and outstanding (liquidation preference of $27,000)	26,912
Series C redeemable convertible preferred stock, $0.001 par value; 20,370,535 shares authorized, 19,700,892 shares issued and outstanding (liquidation preference of $22,065)	21,984

$66,813

        In August 2004, the Company issued 10,000,000 shares of Series A redeemable convertible preferred stock (Series A Preferred stock) at $0.50 per share for net proceeds of $4,920.

        In November 2004, the Company issued 21,666,667 shares of Series A-1 redeemable convertible preferred stock (Series A-1 Preferred Stock) at $0.60 per share for net proceeds of $12,927.

        In February and March 2005, the Company issued 33,750,000 shares of Series B redeemable convertible preferred stock (Series B Preferred Stock) at $0.80 per share for net proceeds of $26,860.

        In March and April 2006, the Company issued 19,700,892 shares of Series C redeemable convertible preferred stock (Series C Preferred Stock) at $1.12 per share for net proceeds of $21,969.

        In January and February 2007, the Company issued 21,389,880 shares of Series C-1 redeemable convertible preferred stock (Series C-1 Preferred Stock) at $1.68 per share for net proceeds of $35,890.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

6. Redeemable Convertible Preferred Stock (Continued)

        The Company accounts for beneficial conversion features under Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments. At the time of each of the issuances of Series A, A-1, B, C and C-1 redeemable convertible preferred stock, the value of the common stock into which the redeemable convertible preferred stock is convertible had a fair value less than the effective conversion price of the redeemable convertible preferred stock and as such, there was no intrinsic value on the respective commitment dates.

        The Series A, A-1, B, C and C-1 Preferred Stock (collectively, Preferred Stock) had the following characteristics:

Voting

        The holders of the Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote, except with respect to matters on which Delaware General Corporation Law requires that a vote will be by a separate class. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which each preferred share was convertible at the time of such vote.

Dividends

        The holders of Preferred Stock were entitled to receive dividends when and if declared by the Board of Directors. No dividends were declared.

Liquidation preference

        In the event of any liquidation, dissolution, or winding up of the affairs of the Company, the holders of the then-outstanding Preferred Stock would receive the greater of (1) $0.50 per share for Series A Preferred Stock, $0.60 per share for Series A-1 Preferred Stock, $0.80 per share for Series B Preferred Stock, $1.12 per share for Series C Preferred Stock and $1.68 per share for Series C-1 Preferred Stock plus all declared but unpaid dividends, or (2) such amount per share of Preferred Stock payable as converted into common stock. Any remaining assets of the Company were to be distributed ratably among the holders of common stock. If the assets or surplus funds to be distributed to the holders of the Preferred Stock were insufficient to permit the payment to such holders of their full preferential amount, the assets and surplus funds legally available for distribution were to be distributed ratably among the holders of the Preferred Stock in proportion to the full preferential amount that each holder was otherwise entitled to receive.

Conversion

        Each share of Preferred Stock, at the option of the holder, was convertible into a number of fully paid shares of common stock as determined by dividing $0.50 for Series A Preferred Stock, $0.60 for Series A-1 Preferred Stock, $0.80 for Series B Preferred Stock, $1.12 for Series C Preferred Stock and $1.68 for Series C-1 Preferred Stock by the conversion price in effect at the time. The initial conversion prices, as adjusted to reflect the 1-for-5.25 reverse stock split, of Series A, Series A-1, Series B,

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

6. Redeemable Convertible Preferred Stock (Continued)

Series C and Series C-1 Preferred Stock were $2.62, $3.15, $4.20, $5.88, $8.82 per share, respectively, and were subject to adjustment in accordance with anti-dilution provisions contained in the Company's Articles of Incorporation. Conversion was automatic immediately upon the closing of a firm commitment underwritten public offering in which the public offering price equaled or exceeded $8.82 per share and the gross proceeds were not less than $25,000, or upon the written election of the holders of at least a majority of the then-outstanding shares of the Series A, A-1 and B Preferred Stock voting together as a single class and the holders of at least a majority of the then-outstanding Series C and C-1 Preferred Stock voting together as a single class.

Redemption

        On or after March 14, 2011, the holders of at least two-thirds of the outstanding shares of Preferred Stock could require the Company to redeem all, but not less than all, of the Company's Preferred Stock in three equal annual installments. The Company would redeem one third of the Preferred Stock on the first date, one-third of the remaining shares on the first anniversary thereof and the remaining shares on the second anniversary thereof at $0.50 per share for Series A Preferred Stock, $0.60 per share for Series A-1 Preferred Stock, $0.80 per share for Series B Preferred Stock $1.12 per share for Series C Preferred Stock and $1.68 per share for Series C-1 Preferred Stock (as adjusted for any stock dividend, stock split, combination of shares, reclassification or other similar event) plus any declared but unpaid dividends. The maximum redemption amounts at each redemption date were $1,667 for Series A Preferred Stock, $4,333 for Series A-1 Preferred Stock, $9,000 for Series B Preferred Stock, $7,355 for Series C Preferred Stock and $11,978 for Series C-1 Preferred Stock. The Company accreted the shares to the redemption values over the period from issuance through the initial public offering. The accretion amounts were recorded as an increase to the carrying value of the Preferred Stock with a corresponding charge to additional paid-in capital and amounted to $35, $75, $54, and $173 for the years ended December 31, 2007, 2006 and 2005 and the period from March 25, 2004 (date of inception) to December 31, 2007, respectively.

7. Stock Option Plan

        The Company follows the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense of $957 and $252, respectively, in connection with its share-based payment awards to employees.

Stock Plans

        As of December 31, 2007, the Company's Amended and Restated 2004 Incentive Plan ("Plan"), as amended, provides for the issuance of a total of 4,047,157 shares of common stock in the form of incentive stock options, awards of stock, and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. Generally, stock options granted to employees pursuant to the Plan fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. Stock options have a term of 10 years. The Plan includes an "evergreen provision" that allows for an annual increase in the number of shares of

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

7. Stock Option Plan (Continued)

common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 1,904,762 shares; (ii) 3.5% of the number of then-outstanding shares of stock; or (iii) a number as determined by the board of directors.

        As of December 31, 2007, there were 404,445 shares available for future issuance under the Plan, and 1,006,545 shares were added effective January 1, 2008.

        A summary of the status of our stock option plan at December 31, 2007 and changes during the year then ended is presented in the table and narrative below:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,538,141	$0.84
Options granted	587,379	$7.72
Options exercised	(236,361)	$0.41
Options forfeited or expired	(70,272)	$5.22

Options outstanding at December 31, 2007	2,818,887	$2.19	8.26	$32,441

Vested or expected to vest at December 31, 2007	2,613,919	$2.16	8.22	$30,160

Options exercisable at December 31, 2007	927,485	$0.73	7.77	$12,023

        The aggregate intrinsic value in the table above represents the value (the difference between the Company's closing common stock price on December 31, 2007 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. As of December 31, 2007, there was $2,875 of total unrecognized stock-based compensation expense related to stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.36 years. The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $4.55, $1.84 and $0.07, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2007 was $1,461, $116 and none, respectively, and represents the difference between the exercise price of the option and the market price of the Company's common stock on the dates exercised.

        The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in May 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the years ended December 31, 2007 and 2006. The Company averaged the volatilities and expected terms of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed below.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

7. Stock Option Plan (Continued)

The risk-free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option. Such weighted-average assumptions are as follows:

	2007	2006
Expected term (life in years)	5.69	5.69
Interest rate	4.68%	4.75%
Volatility	68.0%	72.3%
Dividend yield	—	—

Restricted Stock

        A summary of the status of nonvested restricted stock as of December 31, 2007 and changes during the year ended December 31, 2007 are as follows:

Shares
Nonvested at December 31, 2006	164,166
Granted	—
Vested	(76,192)
Canceled	(11,784)

Nonvested at December 31, 2007	76,190

Stock Options Granted to Non-Employees

        The Company granted stock options to purchase 57,619 shares of common stock to non-employees at exercises prices of $5.99 to $13.92 in the year ended December 31, 2007. The stock options vest over periods of one to four years. The Company has recorded the estimated fair value of the non-employee options on an accelerated basis under FASB Interpretation No. 28 (FIN 28), Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (an interpretation of APB Opinion No. 15 and 25). The assumptions used in the calculations were as follows: (i) risk-free interest rate of 4.15% to 5.10%, (ii) contractual life of ten years, (iii) volatility of 74.2% to 83.1% and (iv) no expected dividends. The Company recognized stock-based compensation expense relating to the estimated fair value of non-employee options of $1,978 for the year ended December 31, 2007. The unvested stock options are subject to remeasurement over the remaining service period.

' Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

8. Income Taxes

        The Company has incurred net operating losses from inception. At December 31, 2007, the Company has domestic federal net operating loss ("NOL") carryforwards of approximately $38,632 available to reduce future taxable income, which expire at various dates through 2027. The Company also has federal research and development tax credit carryforwards of approximately $699 available to reduce future tax liabilities and which expire at various dates beginning in 2025 through 2027. The Company has state net operating loss carryforwards of approximately $45,296 available to reduce state future taxable income, which expire at various dates beginning in 2009 through 2012. The Company also has state research and development tax credit carryforwards of approximately $531 available to reduce future tax liabilities and which expire at various dates beginning in 2020 through 2022.

        The portion of the Company's net operating loss carryforwards associated with deductible stock option exercises as of December 31, 2007, December 31, 2006, and December 31, 2005 is $1,018, $32 and none, respectively. The income tax benefit of this amount will be recorded as additional paid-in capital when this tax benefit is realized. The tax benefit will be realized when the company can use this net operating loss to reduce income taxes payable.

        Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable.

        Deferred tax assets consist of the following:

	As of December 31,
	2007	2006
Net operating loss carryforwards	$15,564	$3,101
Research and development credit carryforwards	1,049	527
Stock-based compensation	1,130	211
Capitalized research and development costs	7,320	8,226
Depreciation and other	62	60

Deferred tax asset	25,125	12,125
Valuation allowance	(25,125)	(12,125)

Net deferred tax asset	$—	$—

        As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards. The Company has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, the Company has fully reserved for these tax benefits.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

8. Income Taxes (Continued)

        A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended December 31, 2007, 2006 and 2005:

	December 31, 2007	December 31, 2006	December 31, 2005
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	7.30%	7.89%	6.89%
Permanent differences	0.36%	(0.59)%	(0.06)%
Other	0.15%	1.50%	1.22%
Change in valuation allowance	(41.81)%	(42.80)%	(42.05)%

Total	0.00%	0.00%	0.00%

        The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company did not record an adjustment for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, it had no accrued interest or penalties related to uncertain tax positions.

        The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

        Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of its NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

8. Income Taxes (Continued)

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

9. Accrued Expenses

        Accrued expenses consist of the following:

	As of December 31,
	2007	2006
Accrued payroll and related benefits	$995	$553
Accrued other expenses	601	460
Accrued professional fees	524	184
Accrued clinical expenses	424	—
Accrued development expenses	388	—

	$2,932	$1,197

10. Significant Agreements

        In August 2004, the Company entered into a license agreement for certain intellectual property with a university. The agreement required the Company to pay a nonrefundable license issue fee of $100 and certain accrued patent expenses of approximately $133, and to issue 76,190 shares of common stock to the university upon execution. Such consideration, which totaled $253, was recorded in research and development expenses in 2004. Beginning in August 2006, the Company is obligated to make certain minimum annual royalty and maintenance payments of $25 per year in the period from August 2006 to August 2009 and increasing to a total of $75 over several years, and certain payments are required upon achievement of certain development milestones. The Company recorded $25, $25, $0 and $150 of royalty payments in research and development expense in the years ended December 31, 2007, 2006 and 2005 and the period from March 24, 2004 (date of inception) through December 31, 2007, respectively. Product royalties may be credited against the minimum annual royalty and maintenance payments.

        In April 2005, the Company entered into a license agreement with two different institutions for certain intellectual property. The agreements required the Company to pay $150 at inception as well as certain accrued patent expenses totaling $100. The Company is obligated to make certain minimum annual royalty and maintenance payments starting at $25 in 2007 and increasing to $75 per year in 2016. Product royalties may be credited against the minimum annual payments. In addition, milestone payments are due upon achievement of certain development goals. In connection with the agreement,

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

10. Significant Agreements (Continued)

the Company also issued 66,667 shares of common stock with a fair value of $28. The Company recorded the value of these shares as research and development expense in 2005. The Company recorded $25 of annual royalty and maintenance payments in research and development expense in the year ended December 31, 2007, and the period from March 24, 2004 (date of inception) through December 31, 2007.

        In May 2005, the Company entered into an exclusive license agreement for certain intellectual property. The agreement required the Company to pay $100 at inception, as well as certain accrued patent expenses totaling $12. The Company is obligated to make certain minimum annual royalty and maintenance payments of $50 per year beginning in May 2006 through May 2014. Product royalties may be credited against the minimum annual payments. In addition, milestone payments are due upon achievement of certain development goals. The Company recorded $50, $50 and $100 of royalty payments in research and development expense in the years ended December 31, 2007 and 2006 and the period from March 24, 2004 (date of inception) through December 31, 2007, respectively. In connection with this agreement, the Company also issued 14,286 shares of common stock with a fair value of $6. The Company recorded the value of these shares as research and development expense in 2005.

        In June 2005, the Company entered into a license agreement for an exclusive license to certain intellectual property. The agreement required the Company to pay $200 at inception as well as certain accrued patent expenses totaling $9. The Company is obligated to make certain minimum annual royalty and maintenance payments of $25 in 2006 and increasing to $100 per year by 2008. Product royalties may be credited against the minimum annual.payments. In addition, milestone payments are due upon achievement of certain development goals. The Company recorded $25, $25 and $50 of royalty payments in research and development expense in the years ended December 31, 2007 and 2006 and the period from March 24, 2004 (date of inception) through December 31, 2007, respectively. In connection with this agreement, the Company also issued 38,095 shares of common stock with a fair value of $16. The Company recorded the value of these shares as research and development expense in 2005.

        In January 2006, the Company entered into a license agreement for certain intellectual property with a university. The agreement required the Company to pay $20 at inception as well as certain accrued patent expenses totaling $14. The Company is obligated to make certain minimum annual license maintenance fees of $10 per year beginning in January 2007 and increasing to a maximum of $30 per year. In addition, milestone payments are due upon achievement of certain development goals. The Company recorded $10 of research and development expense for this agreement in the year ended December 31, 2007 and the period from March 24, 2004 (date of inception) through December 31, 2007.

11. Commitments

        On June 22, 2007, the Company entered into a lease agreement for approximately 44,000 square feet of office and laboratory space located in Cambridge, Massachusetts. The Company occupied the facility in December 2007. The lease extends for a period of ten years at an initial annual rental rate of $58.50 per square foot and a minimum average annual rate of $68.63 per square foot over the lease term. The Company executed a lease amendment effective October 30, 2007 for an additional 3,786

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

11. Commitments (Continued)

square feet of space at the same location and on the same terms as the June 22, 2007 lease agreement. The lease contains annual rent escalation provisions and the Company will record rent expense on a straight-line basis over the effective lease term. The Company has the option to extend the lease for two consecutive additional five-year periods.

        The Company's payment obligations under the lease are secured by a $2.1 million standby letter of credit. The certificate of deposit that secures the letter of credit is included in long-term restricted cash on the balance sheet at December 31, 2007.

        The Company leased its prior office and laboratory space in Cambridge, Massachusetts under a noncancelable operating lease which expired in December 2007. Until the expiration of this operating lease, the Company was required to maintain a specified amount in a restricted certificate of deposit as collateral for the lease. At December 31, 2007 and 2006, the restricted balance was $26, which was included in restricted cash in current assets in the consolidated balance sheets.

        Rent expense was $598, $376, $410 and $1,423 for the years ended December 31, 2007, 2006 and 2005 and the period from March 25, 2004 (date of inception) to December 31, 2007, respectively.

        Future minimum lease payments under noncancelable operating leases at December 31, 2007, are as follows:

Year ending December 31,
2008	$2,071
2009	2,144
2010	2,219
2011	2,296
2012	2,377
Thereafter	13,192

$24,299

12. Related-Party Transactions

        The Company loaned $25 to a founder in connection with the purchase by such founder of 50,000 shares of Series A Preferred Stock in August 2004. The loan bears an interest rate at 2.37%. The loan was repaid in March 2005 in exchange for consulting services provided to the Company by the founder.

        In March 2005, the Company entered into a consulting agreement with one of its founders, who is also a member of the Board of Directors. The agreement requires the Company to pay $150 in service fees for one year of service, beginning on March 1, 2005. In March 2006 and February 2007, the agreement was extended on the same terms for periods of one year each. The Company recorded $150, $150, $125 and $425 of research and development expense in the years ended December 31, 2007, 2006 and 2005 and the period from March 25, 2004 (date of inception) to December 31, 2007, respectively, in connection with the agreement.

        In October 2005, the Company's CEO entered into an agreement with the Company's landlord for the Company's facility lease to become an industry advisor to the landlord. As consideration for such

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

12. Related-Party Transactions (Continued)

services, the landlord paid the CEO $15 per month through September 2007, which was reduced to $8 per month for October through December 2007 and $5 per month since January 2008. Despite this agreement, the Company has concluded that its facility lease agreement has been negotiated at fair value.

13. 401(k) Plan

        In February 2005, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows each participant to contribute up to 50% of base wages up to an amount not to exceed an annual statutory maximum. The Company may elect to match employee contributions. The Company made matching contributions of $182, $118, $39 and $339 for the years ended December 31, 2007, 2006 and 2005, respectively, and the period from March 25, 2004 (date of inception) to December 31, 2007.

14. Quarterly Financial Information (unaudited)

	First Quarter Ended March 31, 2007	Second Quarter Ended June 30, 2007	Third Quarter Ended September 30, 2007	Fourth Quarter Ended December 31, 2007
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,120	6,175	9,454	8,286
General and administrative	1,239	1,312	1,584	2,022

Total operating expenses	6,359	7,487	11,038	10,308
Loss from operations	(6,359)	(7,487)	(11,038)	(10,308)
Interest income	900	1,288	1,717	1,590
Interest expense	(324)	(404)	(331)	(334)

Net loss	$(5,783)	$(6,603)	$(9,652)	$(9,052)

Net loss per share applicable to common stockholders, basic and diluted	$(4.71)	$(0.51)	$(0.34)	$(0.32)
Weighted average common shares outstanding, basic and diluted	1,233,707	12,928,107	28,522,615	28,576,159

Sirtris Pharmaceuticals, Inc.
(a development-stage company)
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

14. Quarterly Financial Information (unaudited) (Continued)

	First Quarter Ended March 31, 2006	Second Quarter Ended June 30, 2006	Third Quarter Ended September 30, 2006	Fourth Quarter Ended December 31, 2006
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,155	3,204	4,236	3,647
General and administrative	1,143	1,053	1,070	1,074

Total operating expenses	4,298	4,257	5,306	4,721
Loss from operations	(4,298)	(4,257)	(5,306)	(4,721)
Interest income	367	662	717	701
Interest expense	—	(224)	(295)	(395)

Net loss	$(3,931)	$(3,819)	$(4,884)	$(4,379)

Net loss per share applicable to common stockholders, basic and diluted	$(5.37)	$(4.66)	$(5.57)	$(4.60)
Weighted average common shares outstanding, basic and diluted	735,258	822,809	877,313	955,834