Form 10-K/A
period 2007-12-31
Sirtris Pharmaceuticals, Inc.
filed 2008-04-29
CIK 1388775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-33465

SIRTRIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1410189
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

200 Technology Square
Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 252-6920

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of Class)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting common equity of the registrant held by non-affiliates of the registrant was approximately $137,101,880, on June 29, 2007. For purposes of the foregoing sentence, the term “affiliate” includes each director and executive officer of the registrant and each holder of more than 5% of the registrant’s common stock. The computation of the aggregate market value is based upon the closing price of the common stock as reported on the NASDAQ Global Market on June 29, 2007.

As of April 22, 2008, the registrant had 29,265,532 shares of common stock, par value $0.001 per share, outstanding.

SIRTRIS PHARMACEUTICALS, INC.
Amendment No. 1 to

2007 Annual Report on Form 10-K/A

Table of Contents

		Page
PART III

Item 10.	Directors and Executive Officers	2

Item 11.	Executive Compensation	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item 13.	Certain Relationships and Related Transactions and Director Independence	25

Item 14.	Principal Accounting Fees and Services	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Explanatory Note

We are filing this amendment (this “Amendment”) to our Annual Report on Form 10–K for the fiscal year ended December 31, 2007 (“fiscal 2007 10–K”) because we do not anticipate filing the Proxy Statement for our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”) within 120 days after the end of the fiscal year covered by the fiscal 2007 10–K. Information in this amendment is therefore intended to amend Part III (Items 10, 11, 12, 13 and 14) in the fiscal 2007 10–K which had previously incorporated the 2008 Proxy Statement by reference. This report is limited in scope to the items identified above and should be read in conjunction with the fiscal 2007 10–K. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the fiscal 2007 10–K in any way.

Item 10.  Directors and Executive Officers

The following table sets forth information concerning our directors as of April 22, 2008:

Name	Age	Biography
Richard Aldrich	53

Mr. Aldrich has served as a member of our Board of Directors since 2004. Mr. Aldrich is Chairman of RA Capital Management, LLC, an investment firm with which he has been affiliated since 2001. Mr. Aldrich previously joined Vertex Pharmaceuticals Inc. at its founding in 1989 and served as Senior Vice President and Chief Business Officer, from 1991 to 2001. He serves on the boards of directors of Concert Pharmaceuticals, Inc., and Magen BioSciences, Inc.

Jeffrey Capello	43

Mr. Capello has served as a member of our Board of Directors since January 2008. Mr. Capello has been the Senior Vice President and Chief Financial Officer at PerkinElmer, Inc. since January 2006. Prior to that position, he served as PerkinElmer’s Chief Accounting Officer from April 2002 to January 2006 and as Vice President of Finance, Corporate Controller and Treasurer from June 2001 to April 2002. From 1991 to June 2001, he held various positions including that of partner from 1997 to 2001 at PricewaterhouseCoopers LLP, a public accounting firm, initially in the United States and later in the Netherlands. He holds a Bachelor of Science degree in business administration from the University of Vermont and a Master of Business Administration degree from the Harvard Business School.

John Clarke	54

Mr. Clarke has served as a member of our Board of Directors since 2004. Mr. Clarke has been a Managing General Partner of Cardinal Partners, a venture capital firm, since 1997. Prior to founding Cardinal Partners, Mr. Clarke was a General Partner of DSV Partners, a venture capital firm he joined in 1982. Mr. Clarke was a founder and former Chairman and CEO of Cubist Pharmaceuticals, Inc. and a founder and former director of Alkermes, Inc. Mr. Clarke is Chairman of the Board of Directors of Alnylam Pharmaceuticals, Inc. and aTyr Pharma, Inc. and also serves on the Board of Directors of Momenta Pharmaceuticals, Inc., Visicu, Inc. and several other private health care companies. Mr. Clarke also serves on the boards of The Jackson Laboratory, a nonprofit research institute, and HandsTogether, a non profit development organization focused on humanitarian, health care and educational aid for the people of Haiti.

Paul Friedman, M.D.	65

Dr. Friedman has served as a member of our Board of Directors since March 2008. Dr. Friedman has served since 2001 as president and chief executive officer of Incyte Corporation, a biotechnology company. From 1998 until October 2001, Dr. Friedman served as President of DuPont Pharmaceuticals Research Laboratories, a wholly owned subsidiary of DuPont Pharmaceuticals Company (formerly The DuPont Merck Pharmaceutical Company), from 1994 to 1998 he served as President of Research and Development of The DuPont Merck Pharmaceutical Company, and from 1991 to 1994 he served as Senior Vice President at Merck Research Laboratories. Prior to his work at Merck and DuPont, Dr. Friedman was an Associate Professor of Medicine and Pharmacology at Harvard Medical School. Dr. Friedman is a Diplomat of the American Board of Internal Medicine and a Member of the American Society of Clinical Investigation.

Stephen Hoffman, Ph.D., M.D.	54

Dr. Hoffman has served as a member of our Board of Directors since 2004. From 2003 to March 2007, Dr. Hoffman was employed by TVM Capital. In April 2007 he joined Skyline Ventures as Managing Director. He also currently serves as Chairman of Allos Therapeutics, Inc., a biopharmaceutical company where he served as Chief Executive Officer from 1994 to 2001 and as Executive Chairman from 2001 to 2002. Dr. Hoffman serves on the boards of directors of Concert Pharmaceuticals, Inc.,

		Tolerx Pharmaceuticals, Inc. and Dicerna Pharmaceuticals, Inc.

Richard Pops	46

Mr. Pops is a founder of Sirtris, a Class II director with a term expiring in 2009 and has served as a member of our Board of Directors since 2004. Mr. Pops was the Chief Executive Officer of Alkermes, Inc., a biotechnology company, from 1991 to 2007 and currently serves as the Chairman of Alkermes. He serves on the boards of directors of Acceleron Pharma, Inc., CombinatoRx, Inc., and Neurocrine Biosciences, Inc.

Paul Schimmel, Ph.D.	67

Dr. Schimmel is a founder of Sirtris and has served as a member of our Board of Directors since 2004. Dr. Schimmel is the Ernest and Jean Hahn Professor at The Skaggs Institute for Chemical Biology at The Scripps Research Institute. He formerly was the John D. and Catherine T. MacArthur Professor of Biochemistry and Biophysics in the Department of Biology at the Massachusetts Institute of Technology. Dr. Schimmel is a member of the National Academy of Sciences and has co-founded a number of biotechnology companies including Alkermes, Inc. and Alnylam Pharmaceuticals, Inc. He serves on the boards of directors of Alnylam Pharmaceuticals, Inc., aTyr Pharma, Inc., and Avicena Group.

David Sinclair, Ph.D. (38)	38

Dr. Sinclair is a founder of Sirtris and has served as a member of our Board of Directors since 2004. Dr. Sinclair is an Associate Professor of Pathology at Harvard Medical School, and Director of the Glenn Laboratories for the Biological Mechanisms of Aging. He has made key contributions to the scientific understanding of aging. In 1997, he identified a cause of aging in yeast, a first for any species, and in 2003 reported the discovery of a conserved master regulatory gene controlling this process. His laboratory at Harvard is currently focused on slowing diseases of aging in mammals using genetic and pharmacological means. Dr. Sinclair has authored over 50 peer-reviewed scientific publications, including several seminal papers in Nature, Cell and Science. He has received numerous awards and honors for his research. Dr. Sinclair performed his post-doctoral work with Dr. Leonard Guarente at the Massachusetts Institute of Technology and holds a Ph.D. in Biochemistry and Molecular Genetics from the University of New South Wales, Australia.

Christoph Westphal, M.D., Ph.D.	40

Dr. Westphal is a founder of Sirtris and has served as President, CEO and Vice Chairman of our Board of Directors since 2004. Dr. Westphal was previously a venture capitalist with Polaris Venture Partners from 2000 until 2005; and a consultant with McKinsey & Company from 1998 to 2000. Dr. Westphal co-founded Acceleron Pharma, Inc., Alnylam Pharmaceuticals, Inc. and Momenta Pharmaceuticals, Inc., as CEO and Vice Chairman. Dr. Westphal received his M.D., Ph.D. from Harvard Medical School.

The following table sets forth information concerning our executive officers as of April 22, 2008:

Name	Age	Position

Christoph Westphal, M.D., Ph.D.	40	President and Chief Executive Officer, Vice Chair
Garen Bohlin	60	Chief Operating Officer
Peter Elliott, Ph.D.	49	Senior Vice President, Head of Development
Michael Jirousek, Ph.D.	49	Senior Vice President, Research

Christoph Westphal, M.D., Ph.D. is a founder of Sirtris and has served as CEO and Vice Chairman of our Board of Directors since 2004. Dr. Westphal was previously a venture capitalist with Polaris Venture Partners from 2000 until 2005; and a consultant with McKinsey & Company from 1998 to 2000. Dr. Westphal co-founded Acceleron Pharma, Inc., Alnylam Pharmaceuticals, Inc. and Momenta Pharmaceuticals, Inc., as CEO and Vice Chairman. Dr. Westphal received his

M.D., Ph.D. from Harvard Medical School.

Garen Bohlin has served as our Chief Operating Officer since 2006. Prior to joining Sirtris, Mr. Bohlin served as President and Chief Executive Officer of Syntonix Pharmaceuticals, Inc. from 1999 to 2005. Prior to Syntonix, which was acquired by Biogen Idec in 2006, Mr. Bohlin spent 14 years in executive management at Genetics Institute, Inc. In his last role at Genetics Institute, Mr. Bohlin served as Executive Vice President with responsibility for most of the non-scientific areas of the company that comprised approximately half of the company’s then 1,600 employees. Mr. Bohlin played a leading role in structuring and implementing a strategic alliance with American Home Products (now Wyeth) that resulted in the eventual acquisition of Genetics Institute at an implied valuation of approximately $3 billion. Prior to Mr. Bohlin’s tenure at Genetics Institute, he was a partner at Arthur Andersen & Co., where he spent 13 years. Mr. Bohlin serves as a director of Acusphere, Inc. and Targanta Therapeutics, Corp.

Peter Elliott, Ph.D. has served as our Senior Vice President, Head of Development since 2005. Prior to joining Sirtris, from 2001 through 2005, Dr. Elliott held various positions at CombinatoRx, Inc., a biopharmaceutical company, including Executive Vice President of Product Development. Dr. Elliott was Vice President of Pharmacology and Drug Development at Millennium Pharmaceuticals, Inc. from 1998 to 2001. Prior to Millennium, Dr. Elliott spent four years at Alkermes, Inc. and five years at GSK in the United Kingdom. Dr. Elliott holds a B.S. in Pharmacology from London University, an M.Phil. in Pharmacology from Cambridge University, and a Ph.D. in Psychopharmacology from Cambridge University.

Michael Jirousek, Ph.D. has served as our Senior Vice President, Research since 2006. From 2001 to 2006, Dr. Jirousek served as Senior Director and Head of the Diabetes Therapeutic Area for Pfizer Inc. at its La Jolla laboratories. From 1998 to 2001, Dr. Jirousek was at Abbott Laboratories as a Metabolic Department Head and prior to that at Eli Lilly in Indianapolis, Indiana and Hamburg, Germany. Dr. Jirousek was a post-doctoral research Fellow at Harvard University. Dr. Jirousek holds a Ph.D. in Chemistry from Case Western University.

Board Meetings and Participation

Our Board of Directors held ten regular meetings and no special meetings during fiscal 2007. Each of the directors attended at least 75% of the total number of meetings of the Board held while he was a director and all committees of the Board of Directors on which he served. The Board of Directors does not have a formal policy requiring attendance by the directors at the annual meetings of stockholders. None of the members of the Board of Directors attended our 2007 annual meeting.

Director Independence

As required by the listing standards of the NASDAQ Stock Market (“NASDAQ”), the Board of Directors has determined, upon the recommendation of the Nominating and Corporate Governance Committee, that each of Messrs. Aldrich, Capello, Clarke and Pops and Drs. Friedman, Hoffman and Schimmel are “independent” within the meaning of the rules and regulations of NASDAQ. To make this determination, our Board of Directors reviews all relevant transactions or relationships between each director, and Sirtris, its senior management and its independent auditors. During this review, the Board considers whether there are any transactions or relationships between directors or any member of their immediate family (or any entity of which a director or an immediate family member is an executive officer, general partner or significant equity holder) and members of our senior management or their affiliates. The Board consults with the Company’s corporate counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time.

Board Committees

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee acts pursuant to a written charter. Current copies of the charters of each of the committees are available in the “Investor Relations-Corporate Governance” section of our website at www.sirtrispharma.com.

The members, functions and other information about the committees of our Board are as follows:

Audit Committee

The Audit Committee provides the Board of Directors with an independent review of our financial health and of the reliability of our financial controls and financial reporting systems. The Audit Committee consists of Mr. Capello (chairperson), Mr. Clarke and Mr. Pops. Dr. Freund was a member of the Audit Committee until his resignation from the Board of Directors in January 2008. Dr. Schimmel was a member of the Audit Committee until April 2008 when he was replaced by Mr. Pops.  The Audit Committee reviews our financial controls, evaluates the scope of the annual audit, reviews audit results, consults with management and our independent accountants prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our internal accounting controls and financial affairs. The Audit Committee has sole and direct responsibility for appointing, evaluating and retaining our independent auditors, including overseeing their work, determining their fees and implementing an approval process for any non-audit services. During the fiscal year ended December 31, 2007, the Audit Committee met four times. The report of the Audit Committee is included in this Annual Report on Form 10-K/A under “Report of the Audit Committee.” The Board of Directors has determined, upon recommendation of the Nominating and Corporate Governance Committee, that each member of Sirtris’ Audit Committee other than Dr. Schimmel satisfies the requirements for membership established by the NASDAQ Global Market and the SEC. The Board of Directors has determined, upon recommendation of the Nominating and Corporate Governance Committee, that each of Mr. Clarke, Mr. Capello and Mr. Pops is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee determines salaries, incentives and other compensation for our directors and executive officers, including the Chief Executive Officer. The Compensation Committee also administers incentive compensation and employee benefit plans, including our Amended and Restated 2004 Incentive Plan (the “Plan”). The Compensation Committee consists of Dr. Hoffman (chairperson), Dr. Friedman and Mr. Aldrich. Dr. Freund was a member of the Compensation Committee until his resignation from the Board of Directors in January 2008. The Board of Directors has determined, upon recommendation of the Nominating and Corporate Governance Committee, that each member of Sirtris’ Compensation Committee satisfies the independence requirements established by the rules and regulations of NASDAQ and the SEC. Pursuant to the Compensation Committee’s charter, the Committee has the authority to delegate to subcomittees of the Committee any of the responsibilities of the full Committee. During the fiscal year ended December 31, 2007, the Company’s Compensation Committee met seven times. The report of the Compensation Committee is included in this Annual Report on Form 10-K/A under “Report of the Compensation Committee.” Our Compensation Committee has engaged a compensation consultant to advise it on executive compensation matters and provide the Committee with data to benchmark the base salary, annual performance bonus, and long-term equity incentive compensation of our named executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for identifying and recommending potential candidates qualified to become Board members, recommending directors for appointment to Board committees and developing and recommending to the Board a set of corporate governance principles. The Nominating and Corporate Governance Committee consists of Mr. Pops (chairperson), Dr. Hoffman and Mr. Aldrich. The Board of Directors has determined that each member of Sirtris’ Nominating and Corporate Governance Committee satisfies the independence requirements established by the rules and regulations of NASDAQ and the SEC.  During the fiscal year ended December 31, 2007, the Nominating and Corporate Governance Committee met six times.

In identifying and recommending nominees for positions on the Board of Directors, the Nominating and Corporate Governance Committee places primary emphasis on a potential candidate’s qualifications in light of the expertise of the members already serving on the Company’s Board. Additional factors which the Committee may consider include a candidate’s specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, potential conflicts of interest, material relationships with the Company and independence from management and the Company. The Nominating and Corporate Governance Committee also may seek to have the Board represent a diversity of backgrounds, experience, gender and race.

The Nominating and Corporate Governance Committee does not set specific, minimum qualifications that nominees must meet in order to be recommended to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board of Directors. Members of the Nominating and Corporate Governance Committee discuss and evaluate possible candidates in detail and suggest individuals to explore in more depth. The Nominating and Corporate Governance Committee regularly reviews existing Board members that are up for re-election as well as candidates that may either replace directors that have announced an intention to resign or not stand for re-election, or to address a new Board competency that the Committee working together with the Chief Executive Officer has identified. In the case of existing Board members that are up for re-election, the Committee reviews and evaluates such individuals and makes its recommendation to the full Board for approval. In the case of potential new Board members, once a potential candidate is identified, the Committee members meet with the candidate and, if they determine that the candidate is viable, all current Board members, including the Chief Executive Officer, meet with the candidate. The full Board then reviews and evaluates the candidate and determines whether he or she should be invited to join the Board of Directors as a member.

The Nominating and Corporate Governance Committee does not have a formal written policy with regard to candidates recommended by stockholders for membership on the Board of Directors, but will consider nominations from stockholders and evaluate a candidate in the same manner as it evaluates all other nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.  Based on Sirtris’ review of the reports it has received, Sirtris believes that all of its directors, officers and persons owning more than 10% of Sirtris’ common stock complied with all reporting requirements applicable to them with respect to transactions in the fiscal year ended December 31, 2007.

Code of Ethics and Conduct

Our Company has adopted a Code of Ethics and Conduct for its employees, officers and directors. A copy of the Code of Ethics and Conduct can be accessed free of charge by visiting the “Investor Relations-Corporate Governance” section of our website at http://www.sirtrispharma.com or by requesting a copy in writing to us at Sirtris Pharmaceuticals, Inc. 200 Technology Square, Cambridge, MA 02139, Attention: Investor Relations.  The Company intends to disclose any changes in or waivers from its Code of Ethics and Conduct by posting such information on its website or by filing a Form 8-K.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Executive Compensation Philosophy

Primary Objectives

The primary objectives of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract, retain, and motivate the best possible executive talent. The focus is to tie short and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has maintained, and expects to further implement, compensation plans that tie a substantial portion of executive officers’ overall compensation to our research, development, and operational performance.

The Compensation Committee has engaged a compensation consultant to provide general advice and guidance to the Compensation Committee. The consultant’s responsibilities include recommending the relevant peer group to be used for baseline comparisons, providing objective, competitive data analysis on compensation elements, sharing insight on changing compensation practices and trends, and educating the Committee on specific details of compensation alternatives. The consultant reports directly to the Compensation Committee. The consultant’s fees are paid by the Company. All services to be performed by the consultant are approved by the Committee.

Benchmarking for Compensation

In benchmarking our executive compensation program to ensure that it is competitive, the Compensation Committee, working with its compensation consultant, typically selects a comparative peer group of approximately 30 companies based on stage of development, types of products under development and geography, among other factors. This group provides the basis for benchmarking our executive compensation program, both in the aggregate and compared by individual components. In applying the peer group data, the Committee considers whether the comparable Sirtris executive roles vary significantly in breadth or scope from the equivalent roles in the peer group, how the executive officers relative experience and tenure in the role compares to those of the  peers and competitive matters. The Compensation Committee reviews and updates the peer group list periodically to reflect the most comparable companies. We believe that the practices of the peer group of companies provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for executives and other employees.  For 2007, our peer group was comprised of the following companies: Acadia, Achillion, Acorda, Adnexus , Affymax, Alexza, Alnylam, Amicus, Altus, Archemix, Biodel, Cadence, CombinatoRx, Cytokinetics, Elixir, Idenix, Insulet, Jazz, Molecular Insight, Momenta, Novacea, Optimer, Osiris, Pharmasset, Sucampo, Synta, Tercica, Trubion, ViaCell and Xenoport.

Pay-for-Performance Philosophy

Based on these data, the Compensation Committee has adopted a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with the peer group of the companies represented in the compensation data we review. We work within the framework of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•      the individual’s particular background and circumstances, including training and prior relevant work experience;

•      the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•      the demand and competition for the individual, with the individual’s specific expertise and experience;

•      performance goals and other expectations for the position; and

•      uniqueness of industry skills.

Setting and Assessment of Performance Goals

The Compensation Committee has also implemented an annual performance management program, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for the corporation as a whole. Annual corporate goals are proposed by management, determined by the Committee and approved by the Board of Directors. These corporate goals include the achievement of qualitative and quantitative operational and financial targets and pre-defined research and development milestones. Each goal is weighted as to importance by the Board of Directors based on a recommendation by the Compensation Committee. The individual performance of our executive officers is based on the level of achievement of corporate goals including those related to their respective areas of responsibility as well as on basic skills such as the management and development of people, communication, leadership and the use of sound judgment in performing their responsibilities. Annual salary increases, annual cash incentive bonuses, and annual stock awards granted to our executive officers are tied to the achievement of the corporate goals.

We perform an ongoing assessment to determine progress against the previously established goals and to make any adjustments to the goals for the remainder of the year based on changing circumstances and conditions.

At the end of the fourth calendar quarter, we evaluate individual, department and corporate performance against the goals for the year coming to a close. Consistent with our compensation philosophy, each executive officer’s evaluation begins with a written self-assessment, which is submitted to the Chief Executive Officer, who then performs the individual evaluations and submits recommendations to the Compensation Committee for salary increases, cash incentive bonuses, and stock option awards. In the case of the Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee. The Board of Directors, based on a recommendation of the Compensation Committee, approves all salary increases, as well as bonuses and stock awards, if any, for executive officers. Annual base salary increases, annual stock awards, and annual cash incentive bonuses, to the extent granted, are implemented during the first calendar quarter of the following year.

Compensation Components

We view the three components of our executive compensation, consisting of base salary, annual cash bonus and long-term incentives, as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, on our view of internal equity and consistency, individual, department, and corporate performance and other information we deem relevant, such as the survey data referred to above. We believe that, as is common in the biopharmaceutical industry, stock awards are a primary motivator in attracting and retaining executives.

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Under Section 162(m) of the Internal Revenue Code, publicly held corporations may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial performance. Section 162(m) provides an exception for qualifying “performance-based” compensation, including compensation attributable to certain stock options. The Company expects to keep “nonperformance-based” compensation within the $1 million limit in order that all executive compensation will be fully deductible; however, the valuation of stock option and restricted stock grants in the future is uncertain and may cause nonperformance-based compensation to exceed the deductibility limit. Although the Compensation Committee considers the net cost to the Company in making all compensation decisions (including, for this purpose, the potential limitation on deductibility of executive compensation), there is no assurance that compensation realized with respect to any particular award will qualify as “performance-based” compensation. It is not anticipated that any executive officer’s annual compensation will exceed $1 million, and the Company has accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

The components of our compensation package are as follows:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives. As with total executive compensation, we believe that executive base salaries should generally target the fiftieth to seventy-fifth percentile of the range of salaries for executives in similar positions and with similar responsibilities in the peer group companies represented in the compensation data we review and to be retentive of the executive.

Base salaries are reviewed annually as part of our performance management program and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. The individual performance of our executive officers is based on the level of achievement of corporate goals including those related to their respective areas of responsibility as well as on core competencies such as the management and development of people, communication, leadership and the use of sound judgment in performing their responsibilities. Our corporate goals target the achievement of certain research, development and operational milestones. If necessary, we also realign base salaries with market levels for the same positions in the companies represented in the compensation data in our peer group, if we identify significant market changes in our data analysis. Additionally, we adjust base salaries as warranted for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. The Compensation Committee’s recommendations as to increases in base salary in fiscal 2008 were reviewed and approved by the Board of Directors in January 2008.  Merit salary increases given to our executive officers ranged from 8.4% to 15.6% of 2007 base salary and included adjustments for each executive that resulted from increasing the Company’s targeted compensation level from the fiftieth to the seventy-fifth percentile.  The merit salary increase for Dr. Westphal, our Chief Executive Officer, was 15.6%, and reflected the Compensation Committee’s view of Dr. Westphal’s significant efforts and leadership across all areas of our business, as reflected in the level of achievement against our corporate goals as well as an adjustment to bring Dr. Westphal up to the Company’s targeted 75th percentile compensation level from the 50th percentile.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all executives. An executive’s bonus payment is based principally on the achievement of the major corporate goals, with a target bonus generally set as a percentage of base salary to reward strong performance and retain employees in a competitive labor market. In fiscal 2007, our corporate goals included research, development and operational milestones.  In fiscal 2007, the target bonuses for our executive officers ranged from 25% to 35% of their base salary.  Underachievement or overachievement of the major corporate goals may result in lower or higher bonus payments. For all executive officers, the annual bonus is based entirely on the Board’s and Compensation Committee’s assessment that the Company achieved its corporate goals for the year. Additionally, the Board of Directors, based on a recommendation of the Compensation Committee, may increase or decrease an executive’s bonus payment because of an executive’s individual performance during a given year. For 2008, all executives, other than our Chief Executive Officer are eligible for annual performance-based cash bonuses with a target of up to 35-40% of their base salaries and our Chief Executive Officer is eligible for an annual performance-based cash bonus with a target of up to 60% of his base salary. Targets for bonus compensation were increased for 2008 based on a review of compensation data from companies in the Company’s peer group. In its discretion, the Compensation Committee may, however, award bonus payments to our executive officers above or below the target amount.

Based on the criteria described above, the Board of Directors approved the Compensation Committee’s recommendations as to cash bonuses for certain of our executive officers in January 2008. The annual cash bonus paid to our named executive officers in January 2008 is set forth in the Summary Compensation Table following this report. The approved amounts included a bonus of $183,800 paid to Dr. Westphal, our Chief Executive Officer, which represented 135% of his target bonus or 47.2% of 2007 base salary. Dr. Westphal’s bonus was based entirely on the Board and Compensation Committee’s assessment that the Company achieved, in the aggregate, 135% of its corporate goals in 2007.

In April 2008, the Board of Directors, based upon the recommendation of the Compensation Committee, approved our 2008 corporate performance goals. The 2008 corporate performance goals include certain quantitative and qualitative operational and financial targets, clinical and research and development milestones and business development goals.

Long-Term Incentives

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executive officers in equity-based awards. Our Plan allows the grant to executive officers of stock options, restricted stock, and other equity-based awards. We typically make an initial equity award of stock options to new employees and annual equity grants as part of our overall compensation program. All grants of options and restricted stock to all of our employees, including executive officers, are recommended by the Compensation Committee and approved by the Board of Directors.

Initial stock option awards.    Generally, executives who join us are awarded initial stock option grants. These grants usually have an exercise price equal to the closing market value of our common stock as reported on the NASDAQ Global Market on the date of the grant and a vesting schedule of 25% on the first anniversary of the date of hire and quarterly thereafter for the next three years. The amount of the initial stock option award is determined based on the executive’s position with us and analysis of the competitive practices of the companies similar in size to us represented in the compensation data that we review. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time. The amount of the initial stock option award is also reviewed in light of the executive’s base salary and other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Annual stock option awards.    Our practice is to make annual stock option awards as part of our overall performance management program. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We intend that the annual aggregate value of these awards will be set near competitive levels for companies represented in our peer group.  As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive’s compensation is conducted when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.  In addition, in the fourth quarter of 2007, we undertook an analysis of our executives’ level of fully diluted ownership of the Company as a newly publicly traded company as compared to our peer group and considered the analysis in determining stock option and restricted stock awards.In January 2008, our executive officers were granted the following stock options: (a) Christoph Westphal, our President and Chief Executive Officer, was granted an option to purchase 150,000 shares; (b) Garen Bohlin, our Chief Operating Officer, was granted an option to purchase 55,000 shares; (c) Peter Elliott, our Senior Vice President, Head of Development, was granted an option to purchase 42,500 shares; and (d) Michael Jirousek, our Senior Vice President, Research was granted an option to purchase 32,500 shares. The options vest as to 25% of such shares on January 2, 2009, with the remainder of shares to vest in equal quarterly installments (rounded down to the nearest whole share except for the last installment, which shall vest as to the remaining unvested shares) over the next 12 quarters ending March 31, June 30, September 30 and December 31 following January 2, 2009.

Restricted common stock.    We have made grants of restricted common stock to our executive officers to provide additional long-term incentive to build stockholder value. Grants of restricted common stock are made in anticipation of contributions that will create value in the Company and are subject to a lapsing repurchase right by the Company over a period of time. In January 2008, the Board of Directors awarded our executive officers the following restricted stock awards: (a) Christoph Westphal, our President and Chief Executive Officer was awarded 150,000 shares; (b) Garen Bohlin, our Chief Operating Officer, was awarded 55,000 shares; (c) Peter Elliott, our Senior Vice President, Head of Development, was awarded 42,500 shares; and (d) Michael Jirousek, our Senior Vice President, Research was awarded 32,500 shares. The awards vest as to 20% of such shares on January 1, 2010, 30% of such shares on January 1, 2011 and 50% of such shares of January 1, 2012, provided that, the portion of the shares that would otherwise vest on January 1, 2012 will vest earlier if certain pre-defined business development or clinical goals are met.

Other Compensation

We maintain broad-based benefits and perquisites that are provided to all eligible employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan. In particular circumstances, we also utilize cash signing bonuses when certain executives join us. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses, and/or to create additional incentive for an executive to join our Company in a position where there is high market demand.

Termination Based Compensation

Severance.    Under certain circumstances specified in their employment agreements, our executive officers are entitled to receive severance payments following termination of employment. In determining whether to approve and setting the terms of such severance arrangements, the Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Severance for termination without cause or resignation for good reason for each of our executive officers is 12 months of base salary and a pro-rated portion of such executive officers’ targeted cash incentive bonus for that portion of the year that the executive is employed. We believe that our executive officers’ severance package is in line with severance packages offered to executive officers of the companies of similar size to us represented in the compensation data we reviewed.

Acceleration of vesting of equity-based awards.  In January of 2008 the Company reviewed compensation data from companies in its peer group and adjusted the severance payments and acceleration of equity awards upon a change of control and upon termination in connection with a change of control to be more consistent with practices of such companies.  In the event of a change of control, as defined in each of the executive officer’s new employment agreements entered into in January of 2008, certain provisions allow for acceleration of equity awards. Pursuant to our Chief Executive Officer’s employment agreement, all of his unvested options and restricted stock shall immediately vest upon a change of control. For each of the other executive officers, an additional 25% of his unvested options and restricted stock shall vest upon a change of control. The remaining unvested options and restricted stock will vest if the officer is terminated without cause or he resigns for good reason within one year following the change in control. The four executive officers may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code. See “—Potential Payments and Benefits Upon Termination and Change in Control” for additional information.

Future Compensation

On April 22, 2008, Sirtris entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SmithKline Beecham Corporation, a Pennsylvania corporation (“SKB”), and Fountain Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SKB (the “Purchaser”), pursuant to which, among other things, the Purchaser has agreed to commence a tender offer (the “Offer”) for all the outstanding shares of common stock of Sirtris at a purchase price of $22.50 per share, subject to the terms and conditions of the Merger Agreement. Provided that the tender offer results in SKB acquiring at least a majority of the outstanding shares of Sirtris’s common stock, the consummation of the Offer will be followed by the merger of the Purchaser with and into Sirtris (the “Merger”), with Sirtris surviving as an indirect wholly-owned subsidiary of SKB and GlaxoSmithKline plc (“GSK”).

The named executive officers have entered into letter agreements with GSK  (the “Letter Agreements”) and Dr. David Sinclair entered into a Research Advisory and Consulting Agreement with GSK (the “Research and Consulting Agreement”), which are effective and contingent upon the consummation of the Merger. The Letter Agreements and Research and Consulting Agreement will include details regarding salary and bonus, stock options, stock awards and health and welfare benefits. Further information relating to the compensation of the named executive officers and Dr. David Sinclair in connection with the Merger will be disclosed in the Company’s Schedule 14D-9 to be filed in connection with the tender offer.

Conclusion

Our compensation policies are designed to retain and motivate our executive officers and to ultimately reward them for outstanding individual and corporate performance.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the compensation discussion and analysis be included in our Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE

Stephen Hoffman

Paul Friedman

Richard Aldrich

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal year ended December 31, 2007 to (1) our Chief Executive Officer, (2) our Chief Operating Officer and (3) our two most highly compensated executive officers, other than our President and Chief Executive Officer and our Chief Operating Officer.

Name and Principal Position	Year	Salary($)	Stock awards($)(1)		Options awards($)(2)		Non-Equity incentive plan compensation ($)		All other compensation($)		Total($)

Christoph Westphal,	2007	$389,340	$24,361	(3)	$159,307	(5)	$183,800	(13)	$9,900	(16)	$766,708
M.D., Ph.D.
President and Chief Executive	2006	$378,000	$30,350	(4)	$57,035	(6)	$103,950	(14)	$7,650	(17)	$576,985
Officer

Garen Bohlin	2007	$298,700	—		$143,679	(7)	$93,100	(13)	$9,900	(18)	$545,379
Chief Operating
Officer	2006	$290,000	—		$107,177	(8)	$58,000	(14)	$9,903	(19)	$465,080

Peter Elliott, Ph.D.	2007	$297,413	—		$28,627	(9)	$92,800	(13)	$6,848	(20)	$425,688
Senior Vice President,
Head of Development	2006	$288,750	—		$13,494	(10)	$77,750	(14)	$6,957	(21)	$386,951

Michael Jirousek,	2007	$263,120	—		$135,605	(11)	$82,200	(13)	$9,289	(22)	$490,214
Ph.D.
Senior Vice President, Research	2006	$86,667	—		$24,706	(12)	$140,000	(15)	$19,737	(23)	$271,110

(1)   Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s awards of restricted common stock, calculated in accordance with SFAS 123(R). For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the SFAS 123(R) amounts will ever be realized by the executive. See notes 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 24, 2008 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our equity awards.

(2) Amount reflects the compensation cost for the year ended December 31, 2007 of the named executive officer’s stock options, calculated in accordance with SFAS 123(R) and using a Black-Scholes valuation model for 2006 and 2007 awards, using SFAS 123 for 2005 awards and using APB No. 25 for awards prior to 2005. For purposes of this calculation, we have disregarded the estimate of forfeitures related to service-based vesting conditions. There can be no assurance that the accounting compensation costs will ever be realized by the executive. See notes 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K filed with the SEC on March 24, 2008 for a discussion of assumptions made by the Company in determining the grant date fair value and compensation costs of our stock option grants.

(3) Represents the compensation expense incurred by us in fiscal year 2007 in connection with a grant of 380,952 shares of restricted common stock to Dr. Westphal on February 10, 2005, calculated in accordance with Accounting Principles Board Opinion No. 25.

(4) Represents the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 380,952 shares of restricted common stock to Dr. Westphal on February 10, 2005, calculated in accordance with Accounting Principles Board Opinion No. 25.

(5) Consists of $5,075 and $154,232, representing the compensation expense in fiscal year 2007 in connection with option grants to Dr. Westphal to purchase 268,707 shares of common stock on July 27, 2005 and 355,219 shares of common stock on August 30, 2006.

(6) Consists of $5,061 and $51,974, representing the compensation expense in fiscal year 2006 in connection with option grants to Dr. Westphal to purchase 268,707 shares of common stock on July 27, 2005 and 355,219 shares of common stock on August 30, 2006.

(7) Consists of $116,290 and $27,389, representing the compensation expense in fiscal year 2007 in connection with option grants to Mr. Bohlin to purchase 285,714 shares of common stock on February 28, 2006 and 42,858 shares of common stock on August 30, 2006.

(8) Consists of $97,493 and $9,685, representing the compensation expense in fiscal year 2006 in connection with option grants to Mr. Bohlin to purchase 285,714 shares of common stock on February 28, 2006 and 42,858 shares of common stock on August 30, 2006.

(9) Consists of $4,883 and $23,744, representing the compensation expense in fiscal year 2007 in connection with option grants to Dr. Elliott to purchase 257,143 shares of common stock on September 20, 2005 and 57,143 shares of common stock on August 30, 2006.

(10) Consists of $5,493 and $8,001, representing the compensation expense in fiscal year 2006 in connection with option grants to Dr. Elliott to purchase 257,143 shares of common stock on September 20, 2005 and 57,143 shares of common stock on August 30, 2006.

(11) Consists of $71,231, $16,007 and $48,367, representing the compensation expense in fiscal year 2007 in connection with option grants to Dr. Jirousek to purchase 171,429 shares of common stock on August 30, 2006, 19,048 shares of common stock on December 15, 2006 and 57,143 shares of common stock on February 12, 2007.

(12) Consists of $24,004 and $702, representing the compensation expense in fiscal year 2006 in connection with option grants to Dr. Jirousek to purchase 171,429 shares of common stock on August 30, 2006 and 19,048 shares of common stock on December 15, 2006.

(13) Bonus amounts for performance during the fiscal year ended December 31, 2007 were approved by the Board of Directors in January 2008 and were paid in January 2008.

(14) Bonus amounts for performance during the fiscal year ended December 31, 2006 were approved by the board of directors in December 2006 but were not paid until January 2007.

(15) Sign on bonus paid during the fiscal year ended December 31, 2006.

(16) Represents $900 life and disability  insurance premium and $9,000 from our contribution to Dr. Westphal’s 401(k) plan.

(17) Represents $720 group term life insurance premium and $6,930 from our contribution to Dr. Westphal’s 401(k) plan.

(18) Represents $900 life and disability  insurance premium and $9,000 from our contribution to Mr. Bohlin’s 401(k) plan.

(19) Represents $720 group term life insurance premium and $9,183 from our contribution to Mr. Bohlin’s 401(k) plan.

(20) Represents $900 life and disability insurance premium and $5,948 from our contribution to Dr. Elliott’s 401(k) plan.

(21) Represents $720 group term life insurance premium and $6,237 from our contribution to Dr. Elliott’s 401(k) plan.

(22) Represents $518 life and disability insurance premium and $8,771 from our contribution to Dr. Jirousek’s 401(k) plan.

(23) Represents $720 group term life insurance premium, $12,000 in temporary housing allowance and $7,017 in tax reimbursement for temporary housing allowance.

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards during the fiscal year ended December 31, 2007 held by the executive officers named in the Summary Compensation Table.

Name	Grant date	All other option awards: number of securities underlying options granted (#)	Exercise price of option awards ($/Share) (1)	Grant date fair value of option awards ($) (2)

Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer	—	—	—	—

Garen Bohlin Chief Operating Officer	—	—	—	—

Peter Elliott, Ph.D. Senior Vice President, Head of Development	—	—	—	—

Michael Jirousek, Ph.D. Senior Vice President, Research	2/13/07	57,143	$5.99	$226,401

(1) The exercise price of the option award is the closing market value of our common stock as reported on the NASDAQ Global Market on the date of the grant.

(2) The grant date fair value was calculated using the Black-Scholes option pricing model. In making this calculation, we used the assumptions described in Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation of the Notes to the Consolidated Financial Statements included as part of our Annual Report on Form 10-K filed with the SEC on March 24, 2008 for the fiscal year ended December 31, 2007, excluding assumptions related to forfeitures.

Fiscal Year 2007 Equity Awards

All of the stock option awards disclosed in the Grants of Plan-Based Awards Table were issued under our Plan. All options granted prior to May 23, 2007 were granted with an exercise price per share equal to the fair market value of our common stock on the date of grant, as determined by our Board of Directors. All stock option awards granted on or after May 23, 2007 were granted with an exercise price equal to the closing market value of our common stock as reported on the NASDAQ Global Market on the date of the grant.  Subject to the terms of the Plan and the option agreements issued in connection with these grants, all of these options granted to our executive officers in 2007 vest as to 25% of the shares on the first anniversary of the grant date and as to an additional 6.25% of the shares on each quarterly anniversary thereafter. The vesting conditions for each of the executive officers’ stock option grants include an alternate vesting schedule following a change of control (see “Compensation Discussion and Analysis—Termination Based Compensation—Acceleration of vesting of equity-based awards”).

Employment Agreements

We have entered into employment agreements with each of Christoph Westphal, M.D., Ph.D., our President and Chief Executive Officer, Garen Bohlin, our Chief Operating Officer, Peter Elliott, Ph.D., our Senior Vice President, Head of Development and Michael Jirousek, Ph.D., our Senior Vice President, Research. Termination for cause is defined in each of these employment agreements as: (i) the executive’s willful failure to perform, or gross negligence in the performance of, his duties and responsibilities to the Company and its affiliates which is not remedied within thirty (30) days of notice thereof; (ii) material breach by the executive of any material provision of the employment agreement or any other agreement with the Company or any of its affiliates which is not remedied within thirty (30) days of notice thereof; (iii) fraud, embezzlement or other dishonesty with respect to the Company and any of its affiliates, taken as a whole, which, in the case of such other dishonesty, causes or could reasonably be expected to cause material harm to the Company and any of its affiliates, taken as a whole; or (iv) his conviction of a felony.

If the executives are terminated for Cause or terminate their employment without Good Reason (as defined in their respective employment agreements), the Company’s only obligation would be to pay any unpaid salary and/or bonus and any vacation time accrued but not used as of the date of termination.  In this case the Company would also have the right to repurchase any unvested restricted shares from Dr. Westphal at a price of $0.001 per share.  A change of control is defined in each of these employment agreements as: (i) the acquisition of beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly by any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), of securities of the Company representing a majority or more of the combined voting power of the Company’s then outstanding securities, other than an acquisition of securities for investment purposes pursuant to a bona fide financing of the Company; (ii) a merger or consolidation of the Company with any other corporation in which the holders of the voting securities of the Company prior to the merger or consolidation do not own more than 50% of the total voting securities of the surviving corporation; or (iii) the sale or disposition by the Company of all or substantially all of the Company’s assets other than a sale or disposition of assets to an affiliate of the Company or a holder of securities of the Company.

Christoph Westphal, M.D., Ph.D., President and Chief Executive Officer

Under Dr. Westphal’s amended and restated employment agreement, dated January 3, 2008, he serves as our President and Chief Executive Officer. The Company also agreed that so long as Dr. Westphal continues to serve as our President and Chief Executive Officer, he will be nominated by the Board of Directors for election as a director at each annual meeting preceding which his term as director expires. Dr. Westphal’s current base salary is $450,000. This amount is subject to adjustment from time to time at the discretion of the Board of Directors or the Compensation Committee. As a condition of employment, Dr. Westphal entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Sirtris or to solicit customers or employees of Sirtris for a period of 12 months after the termination of his employment. If Dr. Westphal’s employment is terminated without cause, he terminates his employment for good reason, he becomes permanently disabled, or upon his death, he will receive the following severance benefits following his employment termination: (a) base salary for a period of 12 months and a pro rata portion (for the period from January 1 of that year to the date of termination) of the target cash bonus for the year in which he is terminated; (b) vesting in 12 months’ worth of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance); and (c) the premium cost of participation in our medical and/or dental plans for 12 months, subject to applicable law and plan terms.

In addition, upon consummation of a change of control, Dr. Westphal would become vested in 100% of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance). If, within one year following a change of control, Dr. Westphal is terminated without cause or he terminates his employment for good reason, he will receive a lump sum payment equal to the his then-current annual base salary for a period of 18 months and a pro-rata portion (for the period from January 1 of the year of termination through the date of termination) of the target cash bonus for the year in which he is terminated. Dr. Westphal will only be eligible to receive severance payments if he signs a general release of claims. Dr. Westphal may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

Under Dr. Westphal’s employment agreement, good reason is defined as: (i) material diminution in the nature or scope of his responsibilities, duties or authority, provided that in the absence of a Change of Control neither of the following shall constitute “Good Reason”: (x) the Company’s failure to continue his appointment or election as a director or officer of any of its affiliates or (y) any diminution in the nature or scope of his responsibilities, duties or authority that is reasonably related to a diminution of the business of the Company or any of its affiliates; (ii) any diminution in position, base salary or bonus or in the nature or scope of his responsibilities, duties or authority in anticipation of or after a Change of Control, it being specifically acknowledged that his failure to continue as Chief Executive Officer of the Company and to serve on the Board of Directors of the Company (and any parent company directly or indirectly owning or controlling 50% or more of the securities of the Company after the Change of Control)  shall constitute “good reason”; (iii) a reduction in his base salary other than one temporary reduction of not more than 120 days and not in excess of 20% of the his base salary in connection with and in proportion to a general reduction of the base salaries of the Company’s executive officers; (iv) failure of the Company to provide him the salary or benefits in accordance with the employment agreement after thirty (30) days’ notice during which the Company does not cure such failure; or (v) relocation of his office more than thirty-five (35) miles from the location of the Company’s principal offices as of January 1, 2008.

Garen Bohlin, Chief Operating Officer

Under Mr. Bohlin’s amended and restated employment agreement, dated January 3, 2008, he serves as our Chief Operating Officer. Mr. Bohlin’s current annual base salary is $330,000. This amount is subject to adjustment from time to time at the discretion of the Board of Directors or the Compensation Committee. As a condition of employment, Mr. Bohlin has entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Sirtris or to solicit customers or employees of Sirtris for a period of 18 months after the termination of his employment. If Mr. Bohlin’s employment is terminated without cause, he terminates his employment for good reason, he becomes permanently disabled, or upon his death, he will receive the following severance benefits following his employment termination: (a) base salary for a period of 12 months and a pro rata portion (for the period from January 1 of that year to the date of termination) of the target cash bonus for the year in which he is terminated; (b) vesting in 12 months’ worth of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance); and (c) the premium cost of participation in our medical and/or dental plans for 12 months, subject to applicable law and plan terms.

In addition, upon the consummation of a change of control, Mr. Bohlin would become vested in 25% of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance). If, within one year following or in connection with a change of control, Mr. Bohlin is terminated without cause or he terminates his employment for good reason, he will receive (i) a lump sum payment equal to 12 months of the then current base salary and a pro-rata portion (for the period of January 1 through the date of termination) of the target cash bonus paid for the year in which he is terminated and (ii) vesting of the remainder of his unvested options and restricted stock (taking into account the amount he received upon the consummation of the change of control). Mr. Bohlin will only be eligible to receive severance payments if he signs a general release of claims. Mr. Bohlin may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

Under Mr. Bohlin’s employment agreement, good reason is defined as (i) material diminution in the nature or scope of his responsibilities, duties or authority, provided that in the absence of a Change of Control neither of the following shall constitute “Good Reason”: (x) the Company’s failure to continue his appointment or election as a director or officer of any of its affiliates nor (y) any diminution in the nature or scope of his responsibilities, duties or authority that is reasonably related to a diminution of the business of the Company or any of its affiliates; (ii) a reduction in his base salary other than one temporary reduction of not more than 120 days and not in excess of 20% of his base salary in connection with and in proportion to a general reduction of the base salaries of the Company’s executive officers; (iii) failure of the Company to provide him the salary or benefits in accordance with the employment agreement after thirty (30) days’ notice during which the Company does not cure such failure; or (iv) relocation of his office more than thirty-five (35) miles from the location of the Company’s principal offices as January 1, 2008.

Peter Elliott, Ph.D., Senior Vice President, Head of Development

Under Dr. Elliott’s amended and restated employment agreement, dated January 3, 2008, he serves as our Senior Vice President, Head of Development. Dr. Elliott’s current annual base salary is $322,500. This amount is subject to adjustment from time to time at the discretion of the Board of Directors or the Compensation Committee. As a condition of employment, Dr. Elliott has entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Sirtris or to solicit customers or employees of Sirtris for a period of 18 months after the termination of his employment. If Dr. Elliott’s employment is terminated without cause, he terminates his employment for good reason, he becomes permanently disabled, or upon his death, he will receive the following severance benefits following his employment termination: (a) base salary for a period of 12 months and a pro rata portion (for the period from January 1 of that year to the date of termination) of the target cash bonus for the year in which he is terminated; (b) vesting in 12 months’ worth of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance); and (c) the premium cost of participation in our medical and/or dental plans for 12 months, subject to applicable law and plan terms.

In addition, upon the consummation of a change of control, Dr. Elliott would become vested in 25% of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance). If, within one year following or in connection with a change of control, Dr. Elliott is terminated without cause or he terminates his employment for good reason, he will receive (i) a lump sum payment equal to 12 months of the then current base salary and a pro-rata portion (for the period of January 1 through the date of termination) of the target cash bonus for the year in which he is terminated and (ii) vesting of the remainder of his then remaining unvested options and restricted stock (taking into account the amount he received upon the consummation of the change of control). Dr. Elliott will only be eligible to receive severance payments if he signs a general release of claims. Dr. Elliott may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

Under Dr. Elliott’s employment agreement, good reason is defined as (i) material diminution in the nature or scope of his responsibilities, duties or authority, provided that in the absence of a Change of Control none of the following shall constitute “Good Reason”: (x) the Company’s failure to continue his appointment or election as a director or officer of any of its affiliates; (y) any diminution in the nature or scope of his responsibilities, duties or authority that is reasonably related to a diminution of the business of the Company or any of its affiliates; or (z) the hiring of a head of Research and Development for the Company other than the executive and any resultant change in his responsibilities, duties or authority reasonably related to such hire; (ii) a reduction in his base salary other than one temporary reduction of not more than 120 days and not in excess of 20% of his base salary in connection with and in proportion to a general reduction of the base salaries of the Company’s executive officers; (iii) failure of the Company to provide the executive the salary or benefits in accordance with the employment agreement after thirty (30) days’ notice during which the Company does not cure such failure or (iv) relocation of his office more than thirty-five (35) miles from the location of the Company’s principal offices as of January 1, 2008.

Michael Jirousek, Ph.D., Senior Vice President, Research

Under Dr. Jirousek’s amended and restated employment agreement, dated January 3, 2008, he serves as our Senior Vice President, Research. Dr. Jirousek’s current annual base salary is $290,000. This amount is subject to adjustment from time to time at the discretion of the Board of Directors or the Compensation Committee. As a condition of employment, Dr. Jirousek has entered into a non-competition/non-solicitation agreement pursuant to which he has agreed not to compete with Sirtris or to solicit customers or employees of Sirtris for a period of 18 months after the termination of his employment. If Dr. Jirousek’s employment is terminated without cause, he terminates his employment for good reason, he becomes permanently disabled, or upon his death, he will receive the following severance benefits following his employment termination: (a) base salary for a period of 12 months and a pro rata portion (for the period from January 1 of that year to the date of termination) of the target cash bonus for the year in which he is terminated; (b) vesting in 12 months’ worth of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance); and (c) the premium cost of participation in our medical and/or dental plans for 12 months, subject to applicable law and plan terms.

In addition, upon the consummation of a change of control, Dr. Jirousek would become vested in 25% of his then unvested options and restricted stock which, by their terms, vest only based on the passage of time (disregarding any acceleration of the vesting of such options based on individual or Company performance). If, within one year following or in connection with a change of control, Dr. Jirousek is terminated without cause or he terminates his employment for good reason, he will receive (i) a lump sum payment equal to 12 months of the then current base salary and a pro-rata portion (for the period of January 1 through the date of termination) of the target cash bonus for the year in which he is terminated and (ii) vesting of the remainder of his then remaining unvested options and restricted stock (taking into account the amount he received upon the consummation of the change of control). Dr. Jirousek will only be eligible to receive severance payments if he signs a general release of claims. Dr. Jirousek may also be entitled to an additional tax gross-up payment for any excise tax imposed on “excess parachute payments” under Section 4999 of the Internal Revenue Code.

Under Dr. Jirousek’s employment agreement, good reason is defined as (i) material diminution in the nature or scope of his responsibilities, duties or authority, provided that neither of the following shall constitute “Good Reason”: (x) the Company’s failure to continue his appointment or election as a director or officer of any of its affiliates nor (y) any diminution in the nature or scope of his responsibilities, duties or authority that is reasonably related to a diminution of the business of the Company or any of its affiliates, other than any such diminution resulting from the sale or transfer of any or all of the assets of the Company or any of its affiliates; (ii) a reduction in his base salary other than one temporary reduction of not more than 120 days and not in excess of 20% of his base salary in connection with and in proportion to a general reduction of the base salaries of the Company’s executive officers; (iii) failure of the Company to provide the executive the salary or benefits in accordance with the employment agreement after thirty (30) days’ notice during which the Company does not cure such failure; or (iv) relocation of his office more than thirty-five (35) miles from the location of the Company’s principal offices as of January 1, 2008.

Compensation Elements of the Proposed SKB Transaction

GSK entered into separate Letter Agreements with the named executive officers and a Research and Consulting Agreement with Dr. David Sinclair. The Letter Agreements, which are effective and contingent upon the consummation of the Merger, contain terms relating to the employment of the executive officers following the effective time of the Merger. The Research and Consulting Agreement, which is effective and contingent upon the consummation of the Merger, contain terms regarding Dr. Sinclair’s compensation following the effective time of the Merger. Further information relating to the compensation of the named executive officers and Dr. David Sinclair in connection with the Merger will be disclosed in the Company’s Schedule 14D-9 to be filed in connection with the tender offer.

Severance and Change in Control Arrangements

See “Employment Agreements” above for a description of the severance and change in control arrangements for Drs. Westphal, Elliott and Jirousek and Mr. Bohlin.

The Compensation Committee of our Board of Directors, as plan administrator of our Amended and Restated 2004 Incentive Plan, may provide for the assumption or substitution of some or all outstanding awards by the acquiror or survivor in the event of a covered transaction, in which there is an acquiring or surviving entity. In the absence of an assumption or substitution, each stock option will become fully exercisable prior to the covered transaction on a basis that gives the holder of the stock option a reasonable opportunity as determined by the Compensation Committee, to participate as a stockholder in the covered transaction following exercise, and the stock option will terminate upon consummation of the covered transaction. In the case of restricted stock, the Compensation Committee may require that any amounts delivered, exchanged or otherwise paid in respect of such stock in connection with the covered transaction be placed in escrow or otherwise made subject to such restrictions as the Board of Directors deems appropriate.

Immediately upon termination of employment of an employee, the unvested portion of any stock option will terminate and the balance, to the extent exercisable, will remain exercisable for the lesser of (i) a period of three months or (ii) the period ending on the latest date on which such stock option could have been exercised without regard to this provision. The plan provides exceptions for the vesting of options upon an individual’s death or if the Compensation Committee determines that the termination of employment resulted for reasons that cast discredit on the individual.

Potential Payments and Benefits Upon Termination and Change in Control

The following tables present estimates of the amounts that would have been payable to each named executive officer under our new employment agreements upon the occurrence of certain triggering events as of the end of our last fiscal year ended December 31, 2007 (assuming the new agreements, each dated January 3, 2008, had been in effect on such date).  The closing price of the Company’s stock on the NASDAQ Global Market as of December 31, 2007, was $13.69, which was used as the value of the Company’s stock in the change in control. The value of the option vesting acceleration was calculated by multiplying the number of unvested option shares subject to vesting acceleration as of December 31, 2007 by the difference between the closing price of the Company’s stock as of December 31, 2007 and the exercise price for such unvested option shares. The value of the restricted stock vesting acceleration was calculated by multiplying the number of unvested shares of restricted stock subject to vesting acceleration as of December 31, 2007 by the closing price of the Company’s stock as of December 31, 2007.

Christoph Westphal, M.D., Ph.D., President and Chief Executive Officer

The following table describes the potential payments and benefits upon employment termination for Christoph Westphal, our President and Chief Executive Officer, as if his employment terminated as of December 31, 2007, the last business day of our last fiscal year (assuming his new employment agreement, dated January 3, 2008, was in effect on such date).

	Termination				Termination not
	not for				for cause or
	cause,				resignation for
	resignation		Upon		good reason in
	for good		consummation		connection with
	reason,		of a		or following a
	death or		change in		change
	disability		control		of control
Base salary and Bonus	$720,000	(1)	$—		$945,000	(7)
Benefits	$33,589	(2)	$—		$33,589	(2)
Number of Stock Options	143,421	(3)	393,175	(5)	—
Value	$1,851,351		$5,030,014		$—
Number of Shares of Vested Stock Received	76,190	(4)	76,190	(6)	—
Value	$1,042,279		$1,042,279		$—
Tax Gross Up Payment					727,790	(8)
Total	$3,647,219		$6,072,293		$1,706,379

(1) Last monthly base salary prior to the termination for a period of 12 months following the date of termination plus the pro rata portion of his bonus from the period of January 1, 2007 to December 31, 2007.

(2) Payment of premium cost of participation in our health and/or dental insurance plans for 12 months and 10 vacation days available to Dr. Westphal at December 31, 2007.

(3) Acceleration of 12 months’ worth of Dr. Westphal’s then unvested options.

(4) Acceleration of 12 months’ worth of Dr. Westphal’s then unvested restricted stock.

(5) Acceleration of 100% of Dr. Westphal’s then unvested options.

(6) Acceleration of 100% of Dr. Wespthal’s then unvested restricted stock.

(7) Last monthly base salary prior to the termination for a period of 18 months following the date of termination plus the pro rata portion of his bonus from the period of January 1, 2007 to December 31, 2007.

(8) The estimated gross-up amount shown above reflects the terms of the employment agreement entered into between Christoph Westphal and the Company, dated January 3, 2008 but is otherwise based on relevant entitlements in effect on December 31, 2007 and assumes a cash-out of Dr. Westphal’s equity awards in the change in control.

Garen Bohlin, Chief Operating Officer

The following table describes the potential payments and benefits upon employment termination for Garen Bohlin, the Company’s Chief Operating Officer, as if his employment terminated as of December 31, 2007, the last business day of our last fiscal year (assuming his new employment agreement, dated January 3, 2008, was in effect on such date).

					Termination not for cause or
	Termination not for				resignation for good reason
	cause, resignation		Upon consummation		in connection with
	for good reason, death or		of a change		or following a change
	disability		in control		of control
Base salary and Bonus	$462,000	(1)	$—		$462,000	(1)
Benefits	$20,949	(2)	$—		$20,949	(2)
Number of Stock Options	82,144	(3)	47,546	(4)	190,181	(5)
Value	$1,056,336		$611,060		$2,444,200
Tax Gross Up Payment					291,366	(6)
Total	$1,539,285		$611,060		$3,218,515

(1) Last monthly base salary prior to the termination for a period of 12 months following the date of termination plus the pro rata portion of his bonus from the period of January 1, 2007 to December 31, 2007.

(2) Payment of premium cost of participation in our health and/or dental insurance plans for 12 months and 8 vacation days available to Mr. Bohlin at December 31, 2007.

(3) Acceleration of 12 months’ worth of Mr. Bohlin’s then unvested options.

(4) Acceleration of 25% of Mr. Bohlin’s then unvested options.

(5) Acceleration of 100% of Mr. Bohlin’s then unvested options.

(6) The estimated gross-up amount shown above reflects the terms of the employment agreement entered into between Garen Bohlin and the Company, dated January 3, 2008 but is otherwise based on relevant entitlements in effect on December 31, 2007 and assumes a cash-out of Mr. Bohlin’s equity awards in the change in control.

Peter Elliott, Ph.D., Senior Vice President, Head of Development

The following table describes the potential payments and benefits upon employment termination for Peter Elliott, the Company’s Senior Vice President, Head of Development, as if his employment terminated as of December 31, 2007, the last business day of our last fiscal year (assuming his new employment agreement, dated January 3, 2008, was in effect on such date).

					Termination not for cause or
	Termination not for				resignation for good reason
	cause, resignation				in connection with
	for good reason, death or		Upon consummation of		or following a change
	disability		a change in control		of control
Base salary and Bonus	$435,375	(1)	$—		$435,375	(1)
Benefits	$24,013	(2)	$—		$24,013	(2)
Number of Stock Options	73,810	(3)	35,864	(4)	143,454	(5)
Value	$969,744		$469,236		$1,876,919
Total	$1,429,132		$469,236		$2,336,307

(1) Last monthly base salary prior to the termination for a period of 12 months following the date of termination plus the pro rata portion of his bonus from the period of January 1, 2007 to December 31, 2007.

(2) Payment of premium cost of participation in our health and/or dental insurance plans for 12 months and 10 vacation days available to Dr. Elliott at December 31, 2007.

(3) Acceleration of 12 months’ worth of Dr. Elliott’s then unvested options.

(4) Acceleration of 25% of  Dr. Elliott’s then unvested options.

(5) Acceleration of 100% of Dr. Elliott’s then unvested options.

Michael Jirousek, Ph.D., Senior Vice President, Research

The following table describes the potential payments and benefits upon employment termination for Michael Jirousek, the Company’s Senior Vice President, Research, as if his employment terminated as of December 31, 2007, the last business day of our last fiscal year (assuming his new employment agreement, dated January 3, 2008, was in effect on such date).

					Termination not for cause or
	Termination not for				resignation for good reason
	cause, resignation				in connection with
	for good reason, death or		Upon consummation of		or following a change
	disability		a change in control		of control
Base salary and Bonus	$391,500	(1)	$—		$391,500	(1)
Benefits	$21,266	(2)	$—		$21,266	(2)
Number of Stock Options	72,618	(3)	47,323	(4)	189,287	(5)
Value	$782,253		$518,615		$2,074,408
Total	$1,195,019		$518,615		$2,487,174

(1) Last monthly base salary prior to the termination for a period of 12 months following the date of termination plus the pro rata portion of his bonus from the period of January 1, 2007 to December 31, 2007.

(2) Payment of premium cost of participation in our health and/or dental insurance plans for 12 months and 17 vacation days available to Dr. Jirousek at December 31, 2007.

(3) Acceleration of 12 months’ worth of Dr. Jirousek’s then unvested options.

(4) Acceleration of 25% of Dr. Jirousek’s then unvested options.

(5) Acceleration of 100% of Dr. Jirousek’s then unvested options.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on December 31, 2007, the last day of our fiscal year, to each of the executive officers named in the Summary Compensation Table.

	Option awards					Stock awards
	Number of	Number of
	securities	securities				Number of		Market value
	underlying	underlying				shares or		of shares of
	unexercised	unexercised		Exercise		units of stock		units that
	options (#)	options (#)		price	Expiration	that have not		have not
Name	exercisable	unexercisable		($/Share)	date	vested (#)		vested ($)(1)

Christoph Westphal, M.D., Ph.D.	67,176	117,560	(2)	$0.42	7/15/2015	76,190	(11)	1,043,041
President and Chief Executive Officer	79,604	275,615	(3)	$1.10	8/30/2016

Garen Bohlin,	124,999	160,715	(4)	$0.79	2/28/2016
Chief Operating Officer	13,392	29,466	(5)	$1.10	8/30/2016

Peter Elliott, Ph.D.,	59,523	104,167	(6)	$0.42	9/20/2015
Senior Vice President,	17,856	39,287	(7)	$1.10	8/30/2016
Head of Development

Michael Jirousek, Ph.D.,	53,571	117,858	(8)	$1.10	8/30/2016
Senior Vice President,	4,762	14,286	(9)	$3.15	12/15/2016
Research	—	57,143	(10)	$5.99	2/13/2017

(1) The market value of the stock award is determined by multiplying the number of shares times $13.69, the closing price of our common stock on December 31, 2007.

(2) The option vests as to 25% of the shares on July 27, 2006 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(3) The option vests as to 17.93% of the shares on August 30, 2007, approximately 4.5% of the shares on each of the next 4 quarterly anniversary dates thereafter until August 30, 2008, approximately 8% of the shares on each of the next 4 quarterly anniversary dates thereafter until August 30, 2009, and approximately 8% of the shares on each of the next 4 quarterly anniversary dates thereafter until August 30, 2010.

(4) The option vests as to 25% of the shares on January 1, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(5) The option vests as to 25% of the shares on August 30, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(6) The option vests as to 25% of the shares on September 20, 2006 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(7) The option vests as to 25% of the shares on August 30, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(8) The option vests as to 25% of the shares on August 30, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(9) The option vests as to 25% of the shares on December 15, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(10) The option vests as to 25% of the shares on December 15, 2007 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

(11) The stock award vests as to 25% on February 13, 2008 and as to an additional 6.25% of the shares on each of the next 12 quarterly anniversary dates thereafter.

Option Exercises and Stock Vested

The following table presents certain information concerning the exercise of options and the vesting of shares of restricted stock held by named executive officers during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christoph Westphal, M.D., Ph.D. President and Chief Executive Officer	83,971	885,054	76,190	1,043,041

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Defined Contribution Plan

We do not have any nonqualified defined contribution plans.

DIRECTOR COMPENSATION

We provide cash compensation to our directors for their services as members of the Board of Directors and Board committees as well as for attendance at Board of Directors or committee meetings. Also, our directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees. Under our Plan, directors are eligible to receive stock option grants at the discretion of the Compensation Committee and restricted stock awards.

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2007, other than Dr. Westphal.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All other compensation ($)	Total ($)
Richard Aldrich	$17,549	$25,669	(5)	$—	$43,218
Jeffrey Capello	$—	$—		$—	$—
John Clarke	$13,791	$24,469	(6)	$—	$38,260
Alan Crane (1)	$11,033	$24,469	(6)	$—	$35,502
John Freund, M.D. (2)	$16,549	$24,469	(6)	$—	$41,018
Stephen Hoffman, Ph.D., M.D.	$17,549	$24,469	(6)	$—	$42,018
Wilfred Jaeger, M.D. (3)	$—	$2,477	(7)	$—	$2,477
Stephen Kraus (4)	$—	$2,477	(7)	$—	$2,477
Richard Pops	$14,791	$25,669	(8)	$—	$40,460
Paul Schimmel, Ph.D.	$25,291	$24,862	(9)	$—	$50,153
David Sinclair, Ph.D.	$137,500	$942,438	(10)	$—	$1,079,938

(1) Mr. Crane resigned from our Board of Directors effective January 2, 2008.

(2) Dr. Freund resigned from our Board of Directors effective January 2, 2008.

(3) Dr. Jaeger resigned from our Board of Directors concurrently with the completion of our initial public offering.

(4) Mr. Kraus resigned from our Board of Directors concurrently with the completion of our initial public offering.

(5) As of December 31, 2007, Mr. Aldrich held options to purchase an aggregate of 62,143 shares of our common stock, 12,499 shares of which were vested as of December 31, 2007.

(6) As of December 31, 2007, Mr. Clarke, Dr. Freund and Dr. Hoffman each held options to purchase an aggregate of 22,857 shares of our common stock, none of which were vested as of December 31, 2007.

(7) As of December 31, 2007, Dr. Jaeger and Mr Kraus did not hold any options to purchase shares of our common stock.

(8) As of December 31, 2007, Mr. Pops held options to purchase an aggregate of 89,524 shares of our common stock, 39,880 shares of which were vested as of December 31, 2007.

(9) As of December 31, 2007, Dr. Schimmel held options to purchase an aggregate of 43,691 shares of our common stock, no shares of which were vested as of December 31, 2007.

(10) As of December 31, 2007, Dr. Sinclair held options to purchase an aggregate of 920,907 shares of our common stock, 451,542 shares of which were vested as of December 31, 2007.

Director Compensation Policy

Upon completion of our initial public offering, we instituted a Director Compensation Policy which outlines how members of the Board of Directors are compensated for his or her services. Each non-employee director received an option to purchase 22,857 shares of our common stock upon his or her initial appointment to our Board of Directors. These options vest as to one third of such grant on each of the first three anniversaries of the grant date, subject to the non-employee director’s continued service as a director. Each non-employee director stock option will terminate on the earlier of ten years from the date of grant and twelve months after the recipient ceases to serve as a director. The exercise price of these options is equal to the closing market value of our common stock as reported on the NASDAQ Global Market on the date of the grant.

Under this policy each non-employee director is compensated on an annual basis for providing services to us. Each non-employee director receives cash compensation as follows:

•$20,000 cash paid in quarterly installments;

•$2,000 per Board meeting attended in person;

•$600 per Board meeting attended telephonically;

•$5,000 cash paid in quarterly installments for membership on the Compensation, Audit, or Nominating and Governance Committee; and

•$1,000 for each committee meeting attended.

In addition, each of these directors is eligible to receive an annual grant of options to purchase 15,238 shares of common stock, and these options will vest upon each director’s re-election to the Board or upon the conclusion of our annual meeting that follows the grant. The chairperson of each of the Compensation Committee, Audit Committee and Nominating and Governance Committee of the Board each received an additional annual grant of options to purchase 5,714 shares of common stock, and, if the Board appointed a Board chairperson or lead director, the director serving in that capacity would receive an additional annual grant of options to purchase 7,619 shares of common stock.

Scientific Advisory Board Arrangement with Dr. Paul Schimmel

We have an informal arrangement with Dr. Schimmel pursuant to which Dr. Schimmel provides consulting services for 3/4th of a day per month. We agreed to pay Dr. Schimmel $18,000 per year in monthly installments of $1,500, for providing scientific advisory board services and to reimburse his reasonable and necessary expenses incurred in performing services for us. Dr. Schimmel was issued 76,191 shares of restricted stock in August 2004. The vesting schedule is as follows: 25% of the shares on the date of issuance and the remainder of the shares in equal installments over the next 48 months. During 2007, Dr. Schimmel was paid $18,000 per this Scientific Advisory Board Arrangement. The arrangement may be terminated by either party at any time by giving notice to the other. Dr. Schimmel has not signed our standard form of confidentiality, non-competition and proprietary information agreement.

Consulting Agreement with Dr. David Sinclair

In May 2004, we entered into a consulting agreement with Dr. Sinclair pursuant to which Dr. Sinclair provides consulting services for 20% of his time. Under the agreement, we agreed to pay Dr. Sinclair $36,000 per year payable in monthly installments. Pursuant to the agreement, Dr. Sinclair agreed not to provide consulting services or enter into consulting agreements with any third parties without our prior written consent. In April 2005, the agreement was amended to increase his compensation to $150,000 per year. Under these agreements, Dr. Sinclair was paid $150,000 in 2007. The 2005 agreement had an initial term of one year and expired on February 28, 2006. It provided for extensions upon mutual agreement between him and us. In early 2006, both parties agreed to extend the agreement until February 28, 2007, in early 2007, both parties agreed to extend the agreement until February 29, 2008 and in early 2008, both parties agreed to extend the agreement until February 28, 2009. This agreement may be terminated by either party at any time, with or without cause, upon 60 days advance written notice to the other party. Dr. Sinclair has signed our non-solicitation, non-disclosure and proprietary information assignment agreement in which he has agreed not to compete with us or to solicit our customers or employees for a period of 18 months after the termination of his agreement.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee has ever been our employee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of April 14, 2008 with respect to the beneficial ownership of our common stock, (i) by each person known to us to own beneficially more than five percent of our outstanding common stock, (ii) by each executive officer and each current director, and (iii) by all officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 14, 2008, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 29,265,413 shares of common stock outstanding on April 14, 2008.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Name and address of beneficial owner**	Number of shares of common stock beneficially owned	Percentage of shares beneficially owned

5% Stockholders
FMR, L.L.C.(1)	3,730,925	12.8%
John W. Henry Trust dated July 20, 1990(2)	2,267,573	7.75%
Funds managed by Polaris(3)	2,245,342	7.67%
CHP II, L.P.(4)	2,073,469	7.09%

Directors and Named Executive Officers
Christoph Westphal, M.D., Ph.D.(5)	804,942	2.75%
Garen Bohlin(6)	234,462	* %
Peter Elliott, Ph.D.(7)	253,070	* %
Michael Jirousek, Ph.D.(8)	94,307	* %
Richard Aldrich(9)	112,975	* %
Jeffrey Capello	—	—%
John Clarke(10)	2,081,088	7.11%
Paul Friedman	—	—%
Stephen Hoffman, Ph.D., M.D. (11)	1,313,082	4.49%
Richard Pops(12)	74,880	* %
Paul Schimmel, Ph.D.(13)	354,090	1.21%
David Sinclair, Ph.D.(14)	289,142	* %
All current executive officers and directors as a group (12 persons)(15)	5,612,038	18.66%

*Indicates beneficial ownership of less than one percent.

**The address of the directors and named executive officers is Sirtris Pharmaceuticals, Inc., 200 Technology Square, Cambridge, MA 02139.

(1) The address for FMR L.L.C. (FMR) is 82 Devonshire Street, Boston, MA 02109. The number of shares beneficially owned by FMR is as of December 31, 2007, as disclosed in a Schedule 13G filed with the SEC.

(2) The address for John W. Henry Trust dated July 20, 1990 is c/o John W. Henry & Company, Inc., 301 Yamato Road, Suite 2200, Boca Raton, FL 33431. John W. Henry is the sole beneficiary of the John W. Henry Trust dated July 27, 1990.

(3) The address for Polaris is 1000 Winter Street Waltham, MA 02457. Consists of 2,208,485 shares held by Polaris Venture Partners IV, L.P. and 36,857 shares held by Polaris Venture Partners Entrepreneurs’ Fund, L.P. Polaris Venture Management Co. IV, L.L.C. is the general partner of Polaris Venture Partners IV, L.P. and may be deemed to have sole voting and dispositive power with respect to the shares held by Polaris Venture Partners IV, L.P.

(4) The address for CHP II, L.P. is 600 Alexander Park, Suite 204, Princeton, NJ 08540. The voting and investment power over the shares held by CHP II, L.P. is shared among John Clarke, Brandon H. Hull, Lisa Skeete Tatum, and John J. Park. Mr. Clarke disclaims beneficial ownership of the shares held by CHP II, L.P., except to the extent of his pecuniary interest therein.

(5) Consists of 562,257 shares and 212,209 shares of common stock underlying options exercisable within 60 days of April 14, 2008, in addition to 30,476 shares over which Dr. Westphal may be deemed to have voting and dispositive power due to his position as trustee of the trusts that hold the shares. Dr. Westphal disclaims beneficial ownership of the shares held by such trusts.

(6) Consists of 55,000 shares and 179,462 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(7) Consists of 138,786 shares of common stock and 114,284 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(8) Consists of 32,500 shares of common stock and 61,807 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(9) Consists of 46,429 shares of common stock and 28,451 shares of common stock underlying options exercisable within 60 days of April 14, 2008. Additionally, consists of 38,095 shares held by RA Capital Associates. Richard Aldrich is Chairman of RA Capital Management, LLC, which is affiliated with RA Capital Associates. Mr. Aldrich disclaims beneficial ownership of shares held by RA Capital Associates, except to the extent of his pecuniary interest therein.

(10) Consists of 2,073,470 shares held by CHP II, L.P. and 7,619 shares of common stock underlying options exercisable within 60 days of April 14, 2008.  Mr. Clarke shares voting and investment power over the shares held by CHP II, L.P. and disclaims beneficial ownership of all shares except to the extent of his pecuniary interest therein.

(11) Consists of 1,268,341 shares held by Skyline Venture Partners Qualified Purchaser Fund III, L.P., 31,579 shares held by Skyline Venture Partners III, L.P. and 5,543 shares held by Skyline Venture Management III, L.L.C. and 7,619 shares of common stock underlying options exercisable within 60 days of April 14, 2008.  Dr. Hoffman is a Managing Director of Skyline Ventures and thereby influences control over these shares.  Dr. Hoffman disclaims beneficial ownership of all shares.

(12) Consists of 19,048 shares of common stock and 55,832 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(13) Consists of 73,853 shares of common stock held by Paul Schimmel individually, 76,190 shares held jointly with Judith Schimmel, 190,476 shares held by Paul Schimmel Prototype PSP, of which Paul Schimmel is trustee, and 13,571 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(14) Consists of 152,834 shares of common stock and 136,308 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

(15) See footnotes 5-14 above.

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

(1) As of December 31, 2007.

(2) Our 2004 Stock Option Plan (the “Plan”) includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 1,904,762 shares; (ii) 3.5% of the number of then-outstanding shares of stock; or (iii) a number as determined by the board of directors. Under this provision, the number of shares of common stock available for issuance under the Plan increased by 1,006,545 shares on January 1, 2008.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Since January 1, 2007, we have engaged in the following transactions with our directors, officers, and holders of more than five percent of our voting securities and their affiliates.

Stock issuances

Issuance of Series C-1 redeemable convertible preferred stock

On January 23, 2007 and February 1, 2007, we sold an aggregate of 21,389,880 shares of our Series C-1 redeemable convertible preferred stock at a price per share of $1.68 for an aggregate gross purchase price of approximately $35.9 million. Of these shares, an aggregate of 15,520,833 shares were sold to the directors, officers, and five percent stockholders and each of their respective affiliates set forth in the table below. All shares of our Series C-1 redeemable convertible preferred stock were automatically converted into 4,074,260 shares of our common stock upon the completion of our initial public offering in May 2007.

Name	Relationship	Series C-1 preferred stock	Purchase price

John W. Henry Trust dated July 27, 1990	5% Stockholder	11,904,762	$20,000,000
TVM V Life Science Ventures GmbH & Co. KG(1)	5% Stockholder	1,785,714	3,000,000
Funds managed by Skyline Venture Management(2)	5% Stockholder	1,190,476	2,000,000
Funds managed by Three Arch Management(3)	5% Stockholder	595,238	1,000,000
David Sinclair	Director	14,881	25,000
Christoph Westphal	Officer and Director	14,881	25,000
Peter Elliott	Officer	14,881	25,000
TOTAL		15,520,833	$26,075,000

(1) TVM V Life Science Ventures Management GmbH & Co. KG is the Managing Limited Partner and investment committee of TVM V Life Science Ventures GmbH & Co. KG. Stephen Hoffman, one of our directors, was was a senior advisor to TVM V Life Science Ventures Management GmbH & Co. KG.

(2) Consists of 1,161,556 shares held by Skyline Venture Partners Qualified Purchaser Fund III, L.P. and 28,920 shares held by Skyline Venture Partners III, L.P. Skyline Venture Management III, LLC is the general partner of Skyline Venture Partners Qualified Purchaser Fund III, L.P. and Skyline Venture Partners III, L.P. John Freund, a former director, and Stephen Hoffman, a current director, are both Managing Directors of Skyline Venture Management III, LLC.

(3) Consists of 582,379 shares held by Three Arch Partners IV, L.P. and 12,859 shares held by Three Arch Associates IV, L.P. Three Arch Management IV, LLC, is the General Partner for Three Arch Partners IV, LP and Three Arch Associates IV, LP. Wilfred Jaeger, a former director, is a member of Three Arch Management IV, LLC.

Registration rights

Certain directors, officers, stockholders and warrant holders are entitled to require us to register their shares or participate in a registration of shares by us under the Securities Act. These rights are provided under the terms of various agreements between us and the holders of these shares and warrants. These holders include the following directors, officers, and holders of more than five percent of our voting securities and their affiliates:

Name	Relationship	Number of registrable shares

John W. Henry Trust dated July 27, 1990(1)	5% Stockholder	2,267,573
Funds managed by Polaris Venture Partners(2)	5% Stockholder	2,245,342
TVM V Life Science Ventures GmbH & Co. KG(3)	5% Stockholder	2,577,438
CHP II, L.P.(4)	5% Stockholder	2,073,469
Funds managed by Skyline Venture Management(3)	5% Stockholder	1,846,145
Funds managed by Three Arch Management(3)	5% Stockholder	1,672,902
Paul Schimmel(5)	Director	354,090
David Sinclair	Director	289,142
Christoph Westphal	Officer and Director	804,942
Peter Elliott	Officer	253,070

TOTAL		14,384,113

(1) John W. Henry is the sole beneficiary of the John W. Henry Trust dated July 27, 1990.

(2) Consists of 2,208,485 shares held by Polaris Venture Partners IV, L.P. and 36,587 shares held by Polaris Venture Partners Entrepreneurs’ Fund IV, L.P. Alan Crane, a former director, is a Venture Partner at Polaris Venture Partners.

(3) Based on the publicly available filings, TMV Life Science Ventures Management GmbH & Co. KG, funds managed by Skyline Venture Management and funds managed by Three Arch Management are not currently five percent holders of our securities. As of January 23, 2007, the date of the Fourth Amended and Restated Registration Rights Agreement among certain investors and us, each entity held more than five percent of our securities.  The number of registrable shares listed for these parties in the table above is as of January 23, 2007.

(4) CHP II Management, LLC is the sole General Partner of CHP II, L.P. John Clarke, one of our directors, is a managing member of CHP II Management, LLC.

(5) Consists of 73,853 shares of common stock held by Paul Schimmel individually, 76,190 shares held jointly with Judith Schimmel, 190,476 shares held by Paul Schimmel Prototype PSP, of which Paul Schimmel is trustee and 13,571 shares of common stock underlying options exercisable within 60 days of April 14, 2008.

Indemnification agreements

We have entered into indemnification agreements with each of our current directors to give such directors additional contractual assurances regarding the scope of the indemnification set forth in the Company’s certificate of incorporation and bylaws and to provide additional procedural protections.

Employment agreements

We have entered into employment agreements with our executive officers. For a detailed description of these employment agreements, see “Executive Compensation—Employment Agreements.”

Director and executive officer compensation

Please see “Director Compensation” for a discussion of options granted and payments made to our non-employee directors. Please see “Executive Compensation – Summary Compensation Table”, “Executive Compensation – Grants of Plan-Based Awards Table” and “Compensation Discussion & Analysis – Long-Term Incentives” for additional information regarding compensation of our executive officers.

Review and approval of related party transactions

The Nominating and Corporate Governance Committee reviews and approves transactions with directors, officers, and holders of more than five percent of our voting securities and their affiliates, or each, a related party in consultation with the Chief Executive Officer and Chief Operating Officer. Prior to consideration of a transaction with a related party, the material facts as to the related party’s relationship or interest in the transaction are disclosed to the Committee, and the transaction is not considered approved by the Committee unless a majority of the directors who are not interested in the transaction approve the transaction. All related party considerations and decisions are documented in the Nominating and Corporate and Governance Committee minutes.

Item 14.  Principal Accounting Fees and Services

The firm of Ernst & Young LLP, independent auditors, has been selected by the Audit Committee as auditors for Sirtris for the fiscal year ending December 31, 2008. Ernst & Young LLP acted as independent auditors for Sirtris for the year ended December 31, 2007.

The following table shows information about fees paid by Sirtris to Ernst & Young LLP during the fiscal years ended December 31, 2007 and 2006.

	Fiscal Year 2007	Percentage of 2007 Services Approved by Audit Committee (1)	Fiscal Year 2006	Percentage of 2006 Services Approved by Audit Committee (1)
Audit fees(2)	$623,000	100%	$38,000	0%
Audit-related fees	$—	100%	$—	0%
Tax fees	$—	100%	$—	0%
All other fees	$—	100%	$—	0%
Total fees	$623,000	100%	$38,000	0%

(1)  The Company went public on May 29, 2007 and did not perform Audit Committee pre-approval processes for services provided by independent auditors before that time.

(2)  Audit fees in 2007 include fees in the amount of $450,000 for the Company’s registration statement on Form S-1, related comfort letters, consents and responding to SEC comment letters.

The Audit Committee’s policy is to approve all audit and non-audit services provided by our independent auditor prior to the commencement of the services using a combination of pre-approvals for certain engagements up to predetermined dollar thresholds in accordance with the pre-approval policy and specific approvals for certain engagements on a case-by-case basis. The Audit Committee has delegated authority to the Chairman to pre-approve between committee meetings services that have not already been pre-approved by the committee. The Chairman is required to report any such pre-approval decisions to the full committee at its next scheduled meeting.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2007 and has discussed these statements with management and Ernst & Young LLP, the Company’s independent registered public accounting firm. The Company’s management is responsible for the preparation of the Company’s financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Ernst & Young LLP is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls.

The Audit Committee also received from, and discussed with, Ernst & Young LLP the written disclosures and other communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by Statement on Auditing Standards 61 (Communication with Audit Committees), which we refer to as SAS 61. SAS 61 (as codified in AU Section 380 of the Codification of Statements on Auditing Standards) requires our independent registered public accounting firm to discuss with the Audit Committee, among other things, the following:

•                  methods to account for significant unusual transactions;

•                  the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•                  the process used by management in formulating particularly sensitive accounting estimates and the basis for the independent registered public accounting firm’s conclusions regarding the reasonableness of those estimates; and

•                  disagreements with management regarding financial accounting and reporting matters and audit procedures.

Ernst & Young LLP also provided the Audit Committee with the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Independence Standards Board Standard No. 1 requires independent registered public accounting firms annually to disclose in writing all relationships that in their professional opinion may reasonably be thought to bear on independence, to confirm their perceived independence and engage in a discussion of independence. The Audit Committee has reviewed this disclosure and has discussed with Ernst & Young their independence from Sirtris.

Based on its discussions with management and our independent registered public accounting firm, and its review of the representations and information provided by management and our independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Respectfully submitted by the
Audit Committee,
Jeffrey Capello
John Clarke
Paul Schimmel

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRTRIS PHARMACEUTICALS, INC.

	By:	/s/ CHRISTOPH WESTPHAL
Christoph Westphal
President, Chief Executive Officer and Vice Chairman

Date: April 29, 2008

SIRTRIS PHARMACEUTICALS, INC.

FORM 10-K/A
December 31, 2007

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 1350, Chapter 63 of title 18, United States Code, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.