Form 10-Q
period 2008-03-31
Sirtris Pharmaceuticals, Inc.
filed 2008-05-14
CIK 1388775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2008: 29,275,644 shares

SIRTRIS PHARMACEUTICALS, INC.

QUARTERLY REPORT

ON FORM 10-Q

PART I

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Sirtris to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements about the proposed merger with SmithKline Beecham Corporation, any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in “Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$27,656	$23,062
Short-term investments	79,879	95,024
Prepaid expenses and other current assets	1,568	1,610
Restricted cash	—	26
Total current assets	109,103	119,722

Property and equipment, net	3,579	3,221
Other assets	159	172
Restricted cash	2,100	2,100
Total assets	$114,941	$125,215

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,010	$2,558
Accrued expenses	1,534	2,932
Current portion of notes payable	2,565	2,498
Total current liabilities	6,109	7,988

Notes payable, net of current portion and discount	6,042	6,711

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000 shares authorized; none issued	—	—
Common stock, $0.001 par value: 100,000 shares authorized; 29,263 and 28,758 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	29	29
Additional paid-in capital	171,166	169,932
Accumulated other comprehensive income	324	218
Deficit accumulated during the development stage	(68,729)	(59,663)
Total stockholders’ equity	102,790	110,516
Total liabilities and stockholders’ equity	$114,941	$125,215

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,		Period from March 25, 2004 (date of inception) through
	2008	2007	March 31, 2008

Revenue	$500	$—	$568

Operating expenses:
Research and development (1)	7,882	5,120	59,411
General and administrative (1)	2,637	1,239	17,698
Total operating expenses	10,519	6,359	77,109

Loss from operations	(10,019)	(6,359)	(76,541)
Interest income	1,258	900	10,388
Interest expense	(305)	(324)	(2,576)
Net loss	$(9,066)	$(5,783)	$(68,729)

Net loss per share - basic and diluted	$(0.32)	$(4.71)
Weighted average number of common shares used in net loss per basic and diluted share	28,756,828	1,233,707

(1) Amounts include stock-based compensation expense, as follows:

Research and development	$540	$181
General and administrative	$506	$93

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Consolidated Statements of Cash Flow

(in thousands)

(Unaudited)

	Three months ended March 31,		Period from March 25, 2004 (date of inception) through
	2008	2007	March 31, 2008

Operating activities
Net loss	$(9,066)	$(5,783)	$(68,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	106	1,278
Stock-based compensation expense	1,046	274	4,874
Issuance of common stock in exchange for licenses and services	—	—	82
Non-cash rent expense	—	28	97
Non-cash interest expense	39	36	347
Change in operating assets and liabilities:
Prepaid expenses and other current assets	42	(58)	(1,568)
Other assets	13	(681)	(193)
Accounts payable	(548)	1,525	2,010
Accrued expenses	(1,398)	(571)	1,534
Net cash used in operating activities	(9,647)	(5,124)	(60,268)

Investing activities
Purchases of property and equipment	(583)	(674)	(4,857)
Purchases of short-term investments	(49,980)	(36,972)	(344,400)
Sales and maturities of short-term investments	65,231	23,517	264,845
Decrease (increase) in restricted cash	26	—	(2,100)
Net cash provided by (used in) investing activities	14,694	(14,129)	(86,512)

Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	35,890	102,565
Proceeds from issuance of common stock	188	62	62,835
Proceeds from note payable	—	—	10,797
Repayment of note payable	(641)	—	(1,761)
Net cash (used in) provided by financing activities	(453)	35,952	174,436

Net increase in cash and cash equivalents	4,594	16,699	27,656

Cash and cash equivalents at beginning of the period	23,062	7,513	—
Cash and cash equivalents at end of the period	$27,656	$24,212	$27,656

Supplemental disclosure of non-cash financing activities:
Accretion of redeemable convertible preferred stock to redemption value	$—	$22	$173
Discount to note payable for warrant valuation	$—	$185	$604

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2008.

2. Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157,”Fair Value Measurements,” (“ SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value, establishes a three level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•                  Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active   markets.

•                  Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active or non-  active markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are not   directly observable, but are corroborated by observable market data.

•                  Level 3 – inputs to the valuation methodology are unobservable for the asset or liability.

A level 1 classification is applied to any asset that has a readily available quoted price from an active market where there is significant transparency in the executed / quoted price. A level 2 classification is applied to assets that have evaluated prices received from fixed income vendors where the data inputs to these valuations do not represent quoted prices from an active market. In certain cases where there is limited activity or less transparency around input to the valuation, securities are classified within level 3 of the valuation hierarchy.

Assets measured at fair value at March 31, 2008 are as follows:

	Fair Value Measurement as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$14,446	$65,433	$—	$79,879

3. Cash and cash equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds, certificates of deposit, U.S. agency notes, corporate bonds and commercial paper.

4. Short-term investments

Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company classifies these investments as available-for-sale as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Unrealized gains and losses are included in other comprehensive income (loss).

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Short-term investments included the following at March 31, 2008 and December 31, 2007:

March 31, 2008 —	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$41,089	$282	$—	$41,371
Asset-backed securities	10,661	31	—	10,692
Corporate debt securities	27,805	16	(5)	27,816
	$79,555	$329	$(5)	$79,879

December 31, 2007 —	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$47,555	$199	$—	$47,754
Asset-backed securities	20,371	27	—	20,398
Corporate debt securities	26,880	7	(15)	26,872
	$94,806	$233	$(15)	$95,024

All short-term investments have contractual maturities of less than one year. Investments with unrealized losses were in an unrealized loss position for less than a year. As of March 31, 2008, the Company held four investments that were in an unrealized loss position. The Company reviewed its investments with unrealized losses and has concluded that no other-than-temporary impairment existed at March 31, 2008 and December 31, 2007 as the Company has the ability and intent to hold these investments to anticipated recovery.

5. Comprehensive Loss

The Company’s total comprehensive loss consists of the following:

	Three months ended March 31,
	2008	2007

Net loss applicable to common stockholders:	$(9,066)	$(5,805)
Unrealized gain on investments	106	2
Comprehensive loss	$(8,960)	$(5,803)

6. Accounting for Stock-Based Compensation

The Company follows the provisions of SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) . Under SFAS 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees.  For the three months ended March 31, 2008, the Company recorded stock-based compensation expense of approximately $788 in connection with its share-based payment awards to employees.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services” (“EITF 96-18”) and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Stock Plans

The Company’s 2004 Amended & Restated Incentive Plan (“Plan”) provides for the issuance of a total of 5,053,702 shares of common stock in the form of incentive stock options, awards of stock, and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. Generally, stock options granted to employees pursuant to the Plan fully vest four years from the grant date, with 25% of the award vesting after one year and 6.25% of the award vesting quarterly thereafter. All outstanding stock options have a term of 10 years. The Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the Plan. The annual increase will be added on the first day of each fiscal year from 2008 through 2013, inclusive, and will be equal to the lesser of (i) 1,904,762 shares; (ii) 3.5% of the number of then-outstanding shares of stock; and (iii) a number as determined by the board of directors. Pursuant to the Plan’s “evergreen provision”, 1,006,545 shares were added to the Plan on January 1, 2008.

As of March 31, 2008, there were 354,182 shares available for future issuance under the plan.

A summary of the status of the Plan at March 31, 2008 and changes during the three months then ended is presented in the table and narrative below:

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	2,818,887	$2.19	8.26	$32,441
Options granted	754,357	$12.95
Options exercised	(164,440)	$1.14
Options forfeited or expired	(37,285)	$5.00

Options outstanding at March 31, 2008	3,371,519	$4.62	8.31	$28,300
Vested or expected to vest at March 31, 2008	3,046,438	$4.54	8.30	$25,803
Options exercisable at March 31, 2008	1,019,305	$1.25	7.79	$11,962

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on March 31, 2008 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. As of March 31, 2008, there was $10.2 million of total unrecognized stock-based compensation expense related to stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.63 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $6.95. The intrinsic value of stock options exercised for the three months ended March 31, 2008 was $1.9 million, and represents the difference between the exercise price of the option and the market price of the Company’s common stock on the dates exercised.

The Company values stock options using a Black-Scholes method of valuation and has applied the weighted-average assumptions set forth in the following table. The resulting fair value is recorded as compensation cost on a straight line basis over the requisite service period, which generally equals the option vesting period. Since the Company completed its initial public offering in May 2007, it did not have sufficient history as a publicly traded company to evaluate its volatility factor and expected term. As such, the Company analyzed the volatilities and expected terms of a group of peer companies to support the assumptions used in its calculations for the three months ended March 31, 2008. The Company averaged the volatilities and expected terms of the peer companies with in-the-money options, sufficient trading history and similar vesting terms to generate the assumptions detailed above. The risk free interest rates are based on the United States Treasury yield curve in effect for periods corresponding with the expected life of the stock option.

	Three Months Ended March 31,
	2008	2007

Expected term (life in years)	5.53	5.69
Interest rate	3.21%	4.75%
Volatility	54.0%	72.3%
Dividend yield	—	—

Restricted Stock

A summary of the status of nonvested restricted stock as of March 31, 2008 and changes during the three months ended March 31, 2008 are as follows:

Shares
Nonvested at December 31, 2007	76,190
Granted	339,737
Vested	(19,048)
Canceled	—
Nonvested at March 31, 2008	396,879

Stock Options Granted to Non-Employees

The Company granted stock options to purchase 20,000 shares of common stock to non-employees at an exercise price of $13.00 in the three months ended March 31, 2008. The stock options vest over four years. The Company has recorded the estimated fair value of the nonemployee options on an accelerated basis under FASB Interpretation No. 28 (FIN 28), “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans (an interpretation of APB Opinion No. 15 and 25)”. The assumptions used in the calculations were as follows: (i) risk-free interest rate of 3.74%, (ii) contractual life of ten years, (iii) volatility of 74.9% and (iv) no expected dividends. The Company recognized stock-based compensation expense relating to the estimated fair value of non-employee options of $258 for the three months ended March 31, 2008. The unvested stock options are

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

subject to remeasurement over the remaining service period.

7. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, convertible preferred stock, redeemable convertible preferred stock, and warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007

Net loss	$(9,066)	$(5,783)
Accretion of redeemable convertible preferred stock issuance costs	—	(22)
Net loss applicable to common stockholders	$(9,066)	$(5,805)
Weighted-average number of common shares used in net loss per share-basic and diluted	28,756,828	1,233,707
Net loss per share applicable to common stockholders—basic and diluted	$(0.32)	$(4.71)

The following common share equivalents, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2008 and 2007, as they would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007

Redeemable convertible preferred stock	—	20,287,131
Options outstanding	3,371,519	2,767,174
Unvested restricted stock under the 2004 Stock Option Plan	396,879	133,333
Unvested restricted stock issued to founders	20,857	81,539
Warrants outstanding	96,939	99,465

8. Subsequent Event

On April 22, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SmithKline Beecham Corporation, a Pennsylvania corporation (“SKB”), and Fountain Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SKB (the “Purchaser”), pursuant to which, among other things, the Purchaser agreed to commence a tender offer for all the outstanding shares of common stock of the Company, subject to the terms and conditions of the Merger Agreement. SKB is a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser commenced a tender offer on May 2, 2008 (the “Offer”) to acquire all the outstanding shares of Company common stock, par value $0.001 per share (“Company Common Stock”), at a price of $22.50 per share, net to the selling stockholders in cash, without interest thereon (the “Offer Price”). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of SKB. At the effective time of the Merger, each issued and outstanding share of Company Common Stock (the “Shares”) (other than Shares owned by the Company, GSK or any wholly-owned subsidiary of GSK, and Shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price in cash, without interest, as set forth above. The Merger Agreement includes certain representations, warranties and covenants of the Company, SKB and the Purchaser. Among others, the Company has agreed to operate its business in the ordinary course until the Offer is consummated. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both the Company and SKB and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay to SKB a termination fee of $22.5 million. In connection with the proposed Merger, the Company agreed to pay its financial advisor a transaction fee for its services of approximately $7.2 million, in addition to a discretionary fee of up to $1.4 million to be determined by the Company’s board of directors prior to closing, payable upon the consummation of the Offer and the Merger.

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors ,including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on
Form 10-K as filed with the SEC on March 24, 2008. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have never been profitable and, as of March 31, 2008, we have an accumulated deficit of $68.7 million. We had net losses of $9.7 million for the year ended December 31, 2005, $17.0 million for the year ended December 31, 2006, $31.1 million for the year ended December 31, 2007 and $9.1 million for the three months ended March 31, 2008. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek regulatory approval and eventual commercialization. In addition to these increasing research and development expenses, we expect general and administrative costs to increase as we add personnel and continue to operate as a public company. We will need to generate significant revenues to achieve profitability and may never do so.

On April 22, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SmithKline Beecham Corporation, a Pennsylvania corporation (“SKB”), and Fountain Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SKB (the “Purchaser”), pursuant to which, among other things, the Purchaser agreed to commence a tender offer for all our outstanding shares of common stock, subject to the terms and conditions of the Merger Agreement. SKB is a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser commenced a tender offer on May 2, 2008 (the “Offer”) to acquire all of our outstanding shares of common stock, par value $0.001 per share (“Company Common Stock”), at a price of $22.50 per share, net to the selling stockholders in cash, without interest thereon (the “Offer Price”). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into us (the “Merger”) and we will become a wholly-owned subsidiary of SKB. At the effective time of the Merger, each issued and outstanding share of Company Common Stock (the “Shares”) (other than Shares owned by us, GSK or any wholly-owned subsidiary of GSK, and Shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically converted into the right to receive the Offer Price in cash, without interest, as set forth above. The Merger Agreement includes certain representations, warranties and covenants of us, SKB and the Purchaser. Among others, we have agreed to operate its business in the ordinary course until the Offer is consummated. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and to certain restrictions on our ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both us and SKB and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we will be required to pay to SKB a termination fee of $22.5 million. In connection with the proposed Merger, we agreed to pay our financial advisor a transaction fee for its services of approximately $7.2 million, in addition to a discretionary fee of up to $1.4 million to be determined by our board of directors prior to closing, payable upon the consummation of the Offer and the Merger.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates - which also would have been reasonable - could have been used, which would have resulted in different financial results.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2008. There were no changes to such critical accounting policies in the three months ended March 31, 2008.

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Results of Operations

Comparison of the Three Months ended March 31, 2008 (the “2008 Quarter”) and March 31, 2007 (the “2007 Quarter”)

Revenue.     Revenue for the 2008 Quarter of $500,000 represents a payment from a sublicense for worldwide rights to certain technology in the field of plants. For the 2007 Quarter, we recorded no revenue.

Research and development.     Research and development expense for the 2008 Quarter was $7.9 million compared to $5.1 million for the 2007 Quarter. The $2.8 million increase from the 2007 Quarter to the 2008 Quarter principally resulted from an increase of $697,000 in occupancy costs primarily due to costs relating to a new facility, an increase of $477,000 for personnel costs related principally to an increase in research and development headcount, an increase of $450,000 in preclinical studies, an increase of $359,000 in stock-based compensation expense, an increase of $275,000 in formulation costs for our product candidates, an increase of $230,000 in consulting expense and an increase in general lab supplies of $143,000.

General and administrative.     General and administrative expense for the 2008 Quarter was $2.6 million compared to $1.2 million for the 2007 Quarter. The $1.4 million increase from the 2007 Quarter to the 2008 Quarter was primarily due to an increase of $413,000 in professional fees primarily as a result of being a public company, an increase of $413,000 in stock-based compensation expense and an increase of $256,000 in personnel costs.

Interest income.                                  Interest income increased to $1.3 million for the 2008 Quarter from $900,000 for the 2007 Quarter. The increase in interest income was caused by an increase in the average fund balances available for investment. The increase in the average fund balances for investment was primarily due to net proceeds of approximately $35.9 million from the sale of redeemable convertible preferred stock in January and February of 2007 and net proceeds of approximately $62.5 million from the completion of our initial public offering in May 2007.

Interest expense.                             Interest expense decreased to $305,000 for the 2008 Quarter from $324,000 for the 2007 Quarter. The decrease in interest expense from the 2007 Quarter to the 2008 Quarter was primarily due to lower outstanding balances under a loan agreement with Hercules Technology Growth Capital, Inc. and an equipment loan agreement with Silicon Valley Bank.

Liquidity and Capital Resources

Since our inception in March 2004, we have funded our operations principally through the private placement of equity securities, which provided aggregate net cash proceeds of approximately $102.6 million and the completion of an initial public offering that provided net proceeds of approximately $62.5 million. We have also generated funds from debt financing and interest income. As of March 31, 2008, we had cash, cash equivalents and short-term investments of approximately $107.5 million. Our funds are currently invested in investment grade and United States government securities.

During the 2008 Quarter and 2007 Quarter, our operating activities used cash of $9.6 million and $5.1 million, respectively. The use of cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in cash used in operations in the 2008 Quarter was due primarily to an increase in research and development activities as noted above.

Our investing activities provided cash of $14.7 million during the 2008 Quarter and used cash of $14.1 million during 2007 Quarter. Investing activities provided cash during the 2008 Quarter because cash provided from sales and maturities of short-term investment exceeded cash used to purchase short-term investments. Investing activities used cash during the 2007 Quarter because cash used to purchase short-term investments exceeded cash provided from sales and maturities of short-term investments.

Our financing activities used cash of $453,000 in the 2008 Quarter and provided cash of $36.0 million in the 2007 Quarter. Cash used in the 2008 Quarter resulted from the repayment of notes payable, partially offset by proceeds from the issuance of common stock from the exercise of stock options. Cash provided in the 2007 Quarter resulted from the sale and issuance of 21.4 million shares of Series C-1 redeemable convertible preferred stock in January and February 2007 that provided net proceeds of approximately $35.9 million.

In April 2006, we obtained a loan from Hercules Technology Growth Capital, Inc. which permitted borrowings of up to $15.0 million, $10.0 million of which was available immediately and an additional $5.0 million was available during the third quarter of 2007 when certain clinical milestones were achieved. The additional $5.0 million was not drawn down, so there is no remaining amount available under this loan. We were obligated to make interest-only payments through July 2007 followed by forty-five equal monthly payments of principal and interest. The loan is secured by essentially all our assets except for intellectual property and bears interest at 10.60% per annum. In April 2006, we borrowed $10.0 million under the loan. As of March 31, 2008, there was $8.5 million outstanding under the loan. In connection with the loan, the lender received a warrant to purchase up to 127,551 shares of our common stock depending upon the amount actually borrowed at

Sirtris Pharmaceuticals, Inc.

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

an exercise price of $5.88 per share. The warrant is currently exercisable for up to 85,034 shares of our common stock and no additional shares of our common stock will become exercisable as we cannot make additional borrowings under this loan. This warrant has not been exercised.

In May 2006, we entered into an equipment loan agreement with Silicon Valley Bank to borrow up to $1.5 million through March 2007. Amounts borrowed under the equipment loan agreement are repayable over 36 months beginning in April 2007 and bear interest at prime plus 0.25% per annum. As of March 31, 2008, there was $532,000 outstanding and no remaining amount available under the equipment loan agreement. In connection with the financing, the lender received a warrant to purchase up to 4,749 shares of our common stock depending upon the amount actually borrowed at an exercise price of $4.20 per share. The warrant is currently exercisable for up to 2,526 shares of our common stock while the warrant for the remaining 2,223 additional shares of our common stock was cancelled since we did not make any additional borrowings under this loan before March 2007.  The warrant was exercised in December 2007 to purchase 2,526 shares of our common stock. The equipment loan agreement was repaid in April 2008.

We expect our existing resources to be sufficient to fund our planned operations until at least early 2010.

Contractual Obligations

There are no other additional material obligations incurred by us that materially change the disclosure of our contractual obligations in our Annual Report on Form 10-K as filed with the SEC on March 24, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2008, we had cash, cash equivalents and short-term investments of $107.5 million consisting of cash and highly liquid short-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Our outstanding notes payable are at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Risks related to our proposed acquisition by SKB, a wholly-owned subsidiary of GSK

Failure to complete our proposed acquisition by SKB could adversely affect our stock price and future business and operations.

On April 22, 2008, the Company entered into the Merger Agreement with SKB and the Purchaser, pursuant to which, among other things, the Purchaser agreed to commence a tender offer for all the outstanding shares of common stock of the Company, subject to the terms and conditions of the Merger Agreement. SKB is a wholly-owned subsidiary of GSK. The proposed acquisition by SKB is subject to the satisfaction of customary closing conditions, including, but not limited to, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the acquisition by SKB of a majority of Sirtris’s shares. We cannot assure you that these conditions will be satisfied or that the merger will be successfully completed. In the event that the merger is not completed:

•                  management’s attention may be diverted from our day-to-day business, we may lose key employees, and our ongoing business and prospects, as well as relationships with customers and partners, may be disrupted by resulting uncertainties;

•                  we may be required in specific circumstances to pay a termination fee of up to $22.5 million to SKB;

•                  the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed; and

•                  we will be required to pay significant costs related to the merger, such as legal, accounting and advisory fees.

Any such events could adversely affect our stock price and harm our business, financial condition and results of operations.

The restrictive covenants of the merger agreement have placed, and will continue to place, significant restrictions on our business operations until the completion of the merger with SKB.

Pursuant to the Merger Agreement between the Company and SKB, until the completion of the merger with SKB, the Company is required to conduct its business in the ordinary and usual course consistent with past practice. In addition, the Company shall not, among other things, agree to do any of the following without the prior written consent of SKB:

•                  acquire any corporation, partnership or other business organization or make any capital expenditure above certain threshold amounts;

•                  issue, sell, pledge or dispose of any shares of the Company or stock options, warrants, calls, commitments or rights of the Company’s capital stock; or

•                  enter into, modify, amend or terminate any contract relating to research, development, clinical trial, or collaboration with respect to, any product or product candidate relating to the Company’s current research and development.

GSK may not consent to our taking any of these actions even though our board of directors may believe that such action is in the best interests of our stockholders.

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

We have completed two Phase 1a trials and two Phase 1b trials with respect to our only clinical product candidate, SRT501, all of which were conducted outside of the United States.  We have not commenced any clinical trials for our NCEs. We must successfully initiate and complete extensive preclinical studies and clinical trials for our product candidates before we can receive regulatory approval. Preclinical studies and clinical trials are expensive and will take several years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our drug candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. Currently, the IND that we filed for SRT501 in August 2006 is on hold with the FDA, and we cannot conduct clinical studies in the Unites States with SRT501 until we satisfactorily respond to requests from the FDA for certain additional information. In order to commence clinical trials in the United States, we must reach agreement with the FDA on a second animal species. We cannot guarantee that we will be able to successfully accomplish this or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products.

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

We were incorporated in March 2004 and have a very limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have incurred operating losses since our inception in 2004. As of March 31, 2008, we had an accumulated deficit of $68.7 million.  We have spent, and expect to continue to spend, significant resources to fund research and development of our product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly.

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

The FDA has granted orphan-drug status to SRT501 for the treatment of MELAS syndrome.  We have filed for Orphan Drug status for SRT501 for MELAS in the European Union and are currently in discussion with regulatory agencies. The FDA and the European Union regulatory authorities grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and fewer than 5 in 10,000 individuals in the European Union. In the United States, a product that has Orphan Drug designation and receives the first FDA approval for the disease, for which it has such designation, is entitled to market exclusivity, except in very limited circumstances, for seven years. However, if a competitor has Orphan Drug status for its own product and is first to obtain approval of the same drug, as defined by the FDA, for the Orphan Drug indication, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, then that competitor would have market exclusivity and approval of our product for that indication or disease could potentially be blocked for seven years. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Obtaining Orphan Drug designation may not provide us with a material commercial advantage.

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

The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. The market price of our stock has been, and may continue to be volatile.  Factors giving rise to this volatility may include:

•                  the merger agreement with GSK.

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

•                  general market conditions and comments by securities analysts and investors; and

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

We filed a registration statement ninety days following our initial public offering to permit the sale of shares of our common stock that we may issue under our stock option plan.  As a result, these shares may be freely sold in the public market upon issuance, subject to restrictions under the securities laws and lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We have used approximately $30.9 million of the net proceeds from the initial public offering to fund the clinical development of SRT501, to advance and expand our preclinical development of additional product candidates targeting SIRT1, other sirtuins and related pathways, and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities.

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
Garen Bohlin
Chief Operating Officer (principal financial officer)

Date: May 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Warrant issued to ARE-770/784/790 Memorial Drive, LLC, dated April 17, 2008.

10.2	Amendment to Warrant issued to Hercules Technology Growth Capital, Inc. dated April 17, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

31.2	Certification of Chief Operating Officer pursuant to Exchange Act rules 13a-14 or 15d-14.

32.1	Certifications of Chief Executive Officer and Chief Operating Officer pursuant to Exchange Act rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.